Form 10-K
period 2005-12-31
Vocus, Inc.
filed 2006-03-13
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 000-51644

Vocus, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1806705

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4296 Forbes Boulevard
Lanham, Maryland 20706
(301) 459-2590

(Address including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

(Title of Class)
   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☑
   The aggregate market value of the common stock held by nonaffiliates of the registrant (7,449,420 shares) based on the closing price of the registrant’s common stock as reported on the Nasdaq National Market on February 28, 2006, was approximately $103,323,455. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The registrant’s common stock was not registered pursuant to Section 12(g) of the Securities Exchange Act as of the last business day of the registrant’s most recently completed second fiscal quarter.
   As of February 28, 2006, there were outstanding 14,977,242 shares of the registrant’s common stock.
Documents Incorporated by Reference
   Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS
   This report on Form 10-K contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to:

•	our plans to develop and market new products and the timing of these development programs;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	our estimates of expenses and future revenues and profitability;

•	our estimates of the size of the markets for our solutions;

•	the rate and degree of market acceptance of our solutions; and

•	the success of other competing technologies that may become available.
   In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.
   This report also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

Item 1.	Business
Overview
   We are a leading provider of on-demand software for corporate communications and public relations, or PR. In an age of real-time communication, with an increasing number of media outlets and a rapidly growing volume of news and other public information, traditional approaches to PR are becoming outmoded. Our web-based software suite helps organizations of all sizes manage local and global relationships and communications with journalists, analysts, public officials and other key audiences. Our integrated software modules provide extensive features and broad functionality that address the critical functions of corporate communications and public relations. Specific modules include contact management, news management, collateral management, project management, interactive email campaigns, analytics, online newsroom, compliance reporting and issues and legislation management. By automating and integrating essential elements of PR operations, our solutions help organizations manage large amounts of information, deliver consistent and well-executed communications, collaborate among large or geographically dispersed teams and analyze and report on the effectiveness of their corporate communications and public relations.
   As part of our solution, we provide an extensive database of over 800,000 records, including journalists, analysts, public officials, media outlets and publicity opportunities. Our information database is integrated with our suite of on-demand modules that together address the communications life-cycle from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics.
   We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our software. We were an early pioneer in hosted, multi-tenant, on-demand software, launching our first version in 1999. Our software is offered as an annual or multi-year subscription, and as of December 31, 2005 we had 1,384 active customers representing organizations of all sizes across a wide variety of industries. Our software is currently available in five languages and is in use by customers around the world.
Industry Background

Corporate Communications and Public Relations
   The process of managing relationships and communications with journalists, analysts, public officials and other key audiences is central to an organization’s reputation, profitability and, ultimately, shareholder value. As organizations recognize the growing importance of effective PR to their success, they increasingly rely on public relations to manage and analyze critical information and to deliver quick and consistent communications. Public relations professionals handle organizational functions such as media, government, consumer, industry and community relations. Every organization, large and small, engages in public relations, whether as an organized department, a single employee’s responsibility or simply as a result of public interactions by its executives.
   Although the most basic elements of PR are practiced widely across organizations of all types, sizes and geographies, the specific objectives and complexity of a PR practice will often vary based on the size of an organization and its PR department. For small and mid-sized organizations, traditional PR is often prohibitively expensive and time consuming. These organizations are typically faced with a decision to either use external consulting agencies, or to commit internal staff and resources, both of which often exceed available budgets. In addition, PR responsibilities for these organizations are often assigned to only one or two dedicated staff or, in many cases, shared across non-dedicated staff with other full-time responsibilities. The objective for small and mid-sized organizations is typically to leverage limited resources in order to deliver the PR capabilities commonly found in larger organizations.
   Larger organizations are typically well staffed and have dedicated budgets and resources. These organizations are faced with the challenges of managing large amounts of information, delivering consistent and well-executed communications, collaborating among large or geographically dispersed teams and analyzing and reporting on the effectiveness of their PR. The objective for large organizations is typically to maximize effectiveness and ensure consistency of message, while delivering measurable results and improved efficiency.

   Trends in business communications and the media are directly impacting the practice of PR. Technologies including the Internet, cable, satellite and wireless communications allow commercial and public media to access audiences almost instantaneously. In addition, these technologies are also leading to a rapid expansion of media outlets, media channels and news. As a result, organizations now face broader and more diverse audiences who are informed in real-time by these media, and a growing volume of critical business information that needs to be identified, analyzed and managed. An organization can no longer rely on a few relationships with key journalists to achieve PR objectives. As these trends continue, it will be more challenging for organizations to provide a consistent corporate message, gain public support, respond to crisis situations and achieve their corporate communications and public relations goals.
   Outside of outsourced PR service providers, the corporate communications and public relations market is generally underserved, with few solutions to address the PR business process in a comprehensive, integrated and cost effective manner. A number of vendors offer one or more software products that each address a single problem or process within PR, such as contact management, news monitoring, distribution or analytics. Other than these discrete stand-alone solutions, PR processes are generally performed by internal departments or designated staff either manually or with generic desktop software. In addition, while organizations may purchase a variety of these stand-alone products and services, the resulting combination is usually more expensive and less efficient than an integrated software suite that addresses the complete PR life-cycle.

Public Relations and the On-Demand Software Market
   Recent innovations in information technology have created opportunities to deliver software applications directly to users over the Internet in a subscription-based, “on-demand” business model. This model is made possible by the proliferation of high-speed, broadband Internet connectivity, open standards for application integration and advances in network availability and security. On-demand software is delivered over the Internet via a secure, multi-tenant, scalable application and system architecture, which allows the provider to concurrently serve a large number of customers and to efficiently distribute the workload across a network of servers. For the user, on-demand software eliminates the need for expensive hardware, software and internal IT support. In addition, the hosted architecture helps ensure that the software and vendor-supplied content is kept current and secure without user involvement. Additional benefits include rapid deployment and training for new applications, resulting in faster product adoption and increased productivity. This typically results in a lower total cost of ownership and an increased return on investment. We believe, based upon our market research and analysis, that organizations’ cost-savings initiatives are a major contributor to adoption of on-demand software.
   The on-demand model also provides operational efficiencies for the software provider in the areas of development and customer support. Traditional enterprise software vendors must develop, maintain and support multiple versions of their software on multiple hardware, operating system and database platforms. On-demand software vendors, by contrast, support and maintain a single version of software across all customers that is developed, maintained and supported on a single technology platform. This typically results in lower development and support costs, and allows the vendor to more rapidly develop and release new versions of the software and more efficiently support existing customers.
   The characteristics of the PR market make it well-suited for the on-demand software business model. As news distribution and communication services continue to move from manual, paper-based systems to automated digital services, the Internet and the on-demand model provide an efficient and collaborative platform for PR professionals to access, manage and share information and resources. The simple user interface and rapid deployment of web-based software make it ideally suited for users with little or no technology background. On-demand software provides a dedicated, modern and sophisticated technology infrastructure to PR departments that would otherwise typically receive limited internal IT resources. Finally, in contrast to sensitive customer or financial data, organizations are generally comfortable with PR content residing on an external hosted platform. Currently, the customer-specific information we store includes PR collateral pieces, notes regarding customers’ contacts with journalists and media outlets, journalist contact information and similar data. We protect our customers’ information by requiring the use of user identifications and passwords to access our software.

Our Solutions
   We are a leading provider of on-demand software for corporate communications and public relations. Our web-based software suite helps organizations of all sizes manage local and global relationships and communications with journalists, analysts, public officials and other key audiences. Our integrated software modules provide extensive features and broad functionality that address the critical functions of corporate communications and public relations. Specific modules include contact management, news management, collateral management, project management, interactive email campaigns, analytics, compliance reporting and issues and legislation management. By automating and integrating essential elements of PR operations, our solutions allow our customers to improve effectiveness, reduce costs and measure results. We deliver our solution to customers through a suite of on-demand applications that reduce the cost and risk associated with traditional enterprise software deployments. We believe, based upon our market research and analysis, that use of on-demand software helps customers reduce risk and increase the predictability of software management costs, as compared to traditional enterprise software.
   As part of our solution, we provide an extensive database of over 800,000 records, including journalists, analysts, public officials, media outlets and publicity opportunities. Our information database is integrated with our suite of on-demand modules that together address the communications life-cycle from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics. We have developed significant domain expertise and have designed software solutions and best practices tailored specifically for corporate communications and public relations. As a result, our on-demand offerings meet the PR needs of a broad range of organizations regardless of their size, geography, industry or type.
   Our comprehensive suite of integrated software modules provides the following key benefits:

•	Improved effectiveness of corporate communications and PR. Our on-demand software helps organizations maximize effectiveness through the automation and integration of disconnected processes. Our solution helps organizations manage large amounts of information, deliver consistent and well-executed communications, collaborate among large or geographically dispersed teams and analyze and report on the effectiveness of their corporate communications and PR.

•	Increased productivity of PR operations. Our software incorporates features and best practices that automate PR operations to reduce or eliminate manual, paper-based and discrete business activities. Our solutions allow customers to maximize the investment in their PR resources and often lead to a redeployment of PR professionals from repetitive, low-value tasks to high-value strategic initiatives. In addition, we provide capabilities that help our customers significantly reduce the time it takes to monitor, analyze and summarize large volumes of news and other information.

•	Collaborative platform for the PR organization. The growth of global brands and large or geographically dispersed PR teams has increased the need for organizations to quickly and easily share critical business information and plan well coordinated communications. Our web-based solution provides shared, real-time access to a central repository of information related to media contacts, relationship history, PR activities, news, documents and reporting. We believe that by improving the management, control, retention and sharing of this information, our solutions enable companies to deliver more effective and consistent communications.

•	Lower total cost of ownership. Our on-demand delivery model enables our customers to achieve significant savings relative to a traditional enterprise software model. Our customers do not spend time installing or maintaining the servers, network and storage equipment, security products, or other infrastructure hardware and software necessary to ensure a scalable and reliable service. In addition, because all upgrades are implemented on our servers they automatically become part of our offering, allowing customers to benefit from product enhancement immediately. While we may pass some of the costs associated with product enhancements on to our customers through base service price increases or additional module pricing, any price increases would go into effect only upon the renewal of the subscription agreement. Based upon our market research and analysis, we believe that the cost of maintaining traditional software in-house can be two to three times as expensive as the license fee for the software. In such situations, we believe that the on-demand software model can be a compelling value proposition for organizations that are trying to reduce the complexities and costs associated with traditional enterprise software.

•	Rapid deployment and scalability. Our on-demand software can be deployed rapidly and provisioned easily, without our customers having to make large and risky upfront investments in software, hardware, implementation services and dedicated IT staff. The delivery platform for our software allows the solution to scale to suit customers’ needs. Additional users with defined privileges can be provisioned with minimal implementation time and new modules, such as analytics, can be deployed quickly and transparently to existing customers.
Our Strategy
   Our objective is to be the leading provider of on-demand software for corporate communications and public relations worldwide. To do so, we will need to expand our market penetration to acquire a leading market share, and to attain and maintain profitability. Key elements of our strategy include:

•	Maintain focus on our core market. We believe the corporate communications and public relations market represents a large and growing opportunity that will allow us to continue our growth for the foreseeable future. We expect that there will continue to be substantial business spending on the processes that our solutions automate, and that competition is fragmented and specialized. As a result, we believe that our focus on producing a suite of integrated applications for this market will allow us to capitalize on this opportunity.

•	Increase revenue from existing customers. We believe there is significant opportunity to expand our relationships with existing customers. We expect to continue to increase revenue by selling additional modules to existing customers and increasing the number of users per customer. The modular architecture of our solution is conducive to developing and deploying additional functionality. To date, we have expanded our original solution set to include collateral management, News On-Demand, interactive email campaigns, analytics and online newsroom.

•	Expand direct and indirect distribution channels. We intend to expand our direct sales force and our indirect distribution channels to increase our coverage and penetration of the PR market. We believe there are opportunities to market and sell our solutions, through partnerships with select third parties, to reach certain market segments that would be more difficult or expensive to target with a direct sales force.

•	Expand international market penetration. We believe that the corporate communications and public relations market represents a significant global opportunity. We intend to expand our international distribution channels to increase our international business, which accounted for approximately 6% of our 2005 revenues. To suit individual markets, our software is currently available in five languages — English, French, Spanish, German and Italian. We expect to deploy our solution in additional languages in the future.

•	Selectively pursue strategic acquisitions. The fragmented nature of our market provides opportunities for selective acquisitions. We have acquired and integrated several private companies to date, and we intend to continue to identify and acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both.
Our Products

On-Demand Public Relations
   Our integrated software modules provide extensive features and broad functionality that address the critical functions of corporate communications and public relations. By automating and integrating essential elements of PR operations, our solutions help organizations manage large amounts of information, deliver consistent and well-executed communications, collaborate among large or geographically dispersed teams and analyze and report on the effectiveness of their corporate communications and public relations.

   We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our software.
   As part of our solution, we provide an extensive database of over 800,000 records, including journalists, analysts, public officials, media outlets and publicity opportunities. Our information database is integrated with our suite of on-demand modules that together address the communications life-cycle, from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics. Our on-demand solutions include the following functional capabilities:

•	Contact Management. Allows customers easy access to our database of journalists, analysts, legislators and other key audiences. Customers can quickly create targeted lists, send messages by email, fax or mail and track meetings, telephone calls and other important activities.

•	News On-Demand. Continuously monitors print, broadcast and Internet news sites to identify and deliver relevant news coverage to customers based on their individual criteria. News clippings are stored in a searchable database, for easy viewing, printing and sharing.

•	Collateral Management. Provides a central and easily accessible repository in which to store all PR information that needs to be shared internally or externally throughout the organization. Collateral material can include documents or files of any type, such as media kits, photographs, videos, executive biographies, annual reports and other PR materials.

•	Project Management. Helps organize PR projects, including press releases, speaking engagements, or publicity events. A graphical dashboard shows the status of all open projects, allowing users to check milestones, reminders, allocated and used resources, team assignments and other tasks from the planning stage through execution and follow-up reporting.

•	Email Campaigns. Enables organizations to deliver interactive communications that provide online access to related collateral material and to track and measure response rates and other campaign metrics. In addition to providing a simple process for delivering information to journalists, analysts, legislators and other key audiences, our email campaigns provide valuable metrics on campaign initiatives, including emails opened, documents downloaded and options selected.

•	Analytics. Automatically transforms relevant data about news coverage, PR activities and online newsroom statistics into valuable insight about a PR department’s programs and results.

•	Online Newsroom. Provides journalists, analysts, public officials and other key audiences 24/7 access to an organization’s breaking news, press releases, digital collateral, grassroots advocacy tools and other critical public information. Our newsroom matches the look and feel of the organization’s website and allows PR professionals to quickly and easily update content when and where they want, without the need for IT support.

•	Compliance Reporting. Helps organizations track political action committee receipts and disbursements, and report information in compliance with federal and state election committee requirements.

•	Issues and Legislation Management. Helps customers track and manage issues and legislation specifically relevant to their organization.

   Due to our flexible architecture and modular design, we are able to easily combine these functional capabilities into pre-packaged editions with optional add-on modules, to meet the needs of a wide range of organizations, regardless of their size or specific corporate communications objectives. Currently we offer our software suite in the following pre-packaged editions:

•	Public Relations Standard Edition. Designed primarily for small organizations and includes contact management and basic reporting capabilities.

•	Public Relations Professional Edition. Designed primarily to meet the needs of mid-sized and large organizations and provides contact management, news management and expanded reporting capabilities.

•	Public Relations Enterprise Edition. Provides increased flexibility and functionality typically required by large organizations. Enterprise Edition is our most fully featured edition and includes all of the functionality of the Professional Edition, along with project management, collateral management, comprehensive reporting and configuration capabilities.

•	Government Relations Edition. Designed to meet an organization’s government relations needs, including communications with public officials and grassroots advocates, compliance reporting and issues and legislation management.
   Additional functional capabilities are offered through a variety of add-on modules which include News On-Demand, Email campaigns, Analytics and Online Newsroom.
Technology, Development and Operations

Technology
   We were an early pioneer in hosted, multi-tenant, on-demand software, launching our first version in 1999. Our on-demand software is built on a single code base that leverages a highly scalable, multi-tenant application written in Visual Basic and C# for the .NET framework. We use commercially available hardware and a combination of proprietary and commercially available software, including Microsoft SQL Server and Microsoft Windows. We have developed proprietary core services such as user session management and full text indexing that are tuned to our specific architecture and environment, allowing us to continually scale our service. We have a seamless environment, in which a user is not bound to a single server but can be routed in the most optimal way to any number of servers.
   Our on-demand software treats all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet.
   Every page of our on-demand software is dynamically rendered for each specific user, including a choice of four languages. Our customers simply access our solutions through any web browser without installing any software or downloading Java applets, Microsoft ActiveX, or .NET controls. Performance, functional depth and usability of our solutions drive our technology decisions and product direction.

Development
   Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new features and functionality. Because of our common, multi-tenant architecture, we are able to provide all of our customers with a solution based on a single version of our application. As a result, we do not have to maintain multiple versions of our application, which allows us to maintain relatively low research and development expenses, as compared to traditional enterprise software business models.

Site Operations
   We serve all of our customers from a single, third party facility located in Sterling, Virginia, operated by Qwest Communications International, Inc. This facility provides around-the-clock security personnel, photo ID/access cards, biometric hand scanners and sophisticated fire systems. The overall security of each data center (inside and outside)

and network operations center are monitored by digital video surveillance cameras 24 hours a day, seven days a week. Additionally, redundant electrical generators and environmental control devices are used to keep servers up and running. We own or lease and operate all of the hardware on which our applications run in the Qwest facility.
   We continuously monitor the performance of our service. Our site operations team provides all system management, maintenance, monitoring and back-up. We use custom, proprietary tools as well as commercially available tools to monitor our applications. We run tests in one minute intervals to ensure adequate response from all of our sites. We also monitor site availability and latency from over 15 geographic points around the world in five minute intervals.
   To facilitate loss recovery, we operate a multi-tiered system configuration with load balanced web server pools, replicated database servers and fault tolerant storage devices. Databases are backed up every five minutes to a hot standby database and server, which are designed to provide near real-time fail-over service in the event of a malfunction with a primary database or server. Full backups of all databases take place nightly and are archived to tape. These tapes are rotated off site two times per week to a separate facility managed by Iron Mountain. We also maintain a fully redundant site, located within our headquarters, which would serve as our primary site in the event that a disaster was to render the Qwest site inoperable.

Customer Support
   We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support group is responsible for new client implementations, training and general help desk services. Support services are available to customers on-site, by telephone, via email and via live chat over the Internet. We also offer basic and advanced training classes either on-site or via the Internet through live or pre-recorded web-based classes.
   We have a comprehensive technical support program to assist our customers in the use of our on-demand software and to identify, analyze and solve any problems or issues. The support program includes on-site, email and telephone support, as well as shared best practices for implementation and use. Customer support is available during standard business hours to customers that subscribe to our on-demand software. We also offer 24/7 support to customers at an additional charge. We have support personnel in our London, England office to handle support requests from our international customers. Such support is available during standard international business hours.
Sales and Marketing
   We sell our solutions primarily through our direct sales organization and to a lesser extent through indirect channels. Our direct sales organization is separated into new sales and existing customer base sales groups. In our new sales group, we employ telesales personnel to make initial calls to potential customers and to qualify customer leads. We employ inside sales and field sales personnel to close sales with customers. Our existing customer base sales organization focuses on expanding customer relationships by selling additional seats and products to those customers. We currently have regional field operations offices in Maryland, Virginia, California and London, England as well as resellers in Spain, France, Norway and Hong Kong. International revenue accounted for approximately 5% of our total revenue in 2004 and 6% in 2005, however, we expect international markets to provide increased opportunities for our solution offerings in the future.
   We have relationships with several indirect channel distributors, which in the aggregate accounted for approximately 6% of our total revenue in 2005. Domestically, our indirect channel consists of a single relationship with a news distribution provider who resells our services primarily to small and medium sized businesses. In the future, we intend to establish additional strategic relationships with vertical market distribution partners and independent software vendor/original equipment manufacturing partners. In international markets where we do not have a direct selling presence, we rely on resellers to sell our solutions. This strategy is primarily employed in Western Europe and Asia. We intend to expand our partner channel in countries where we do not have a local presence.
   Our marketing strategy is to generate qualified sales leads, build our brand and create market awareness of Vocus as a leading provider of on-demand software for corporate communications and public relations. Our marketing programs include direct mail and email campaigns, using our website to provide product and company information, issuing press releases on a regular basis and launching events to publicize our service to existing customers and prospects. We also conduct seminars, participate in trade shows and industry conferences, host an annual user conference, publish white papers relating to PR issues and develop customer reference programs, such as customer case studies.
Our Customers
   As of December 31, 2005, we had 1,384 active customers in various industries, including financial and insurance, technology, healthcare and pharmaceuticals and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. No single end-user customer accounted for more than 2% of our revenue in 2005.
Competition
   The corporate communications and public relations market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry to some segments of this market. Within this segmentation, vendors are offering solutions through either on-demand or traditional on-premise delivery methods. We expect to encounter new and evolving competition as this market consolidates and matures and as organizations become more aware of the advantages and efficiencies that can be attained from the use of specialized software and other technology solutions. Currently, we primarily face competition from four sources:

•	PR solution providers offering products specifically designed for PR;

•	generic desktop software and other commercially available software not specifically designed for PR;

•	outsourced PR service providers; and

•	custom-developed solutions.
   We compete with PR solution providers such as Observer Group, BurrellesLuce and Factiva. These vendors typically provide one or more products that each address a single problem or process within PR. We believe we are able to compete successfully with these vendors due to our comprehensive and integrated offerings and our secure, scalable application and system architecture. In particular, we believe PR departments can, in general, more readily automate and integrate many manual, paper-based and discrete business activities with our on-demand software then with our competitors’ offerings, thereby improving effectiveness, increasing productivity and lowering total cost of ownership.
   We compete with generic desktop software tools such as Microsoft Office or ACT, as well as other commercially available software solutions not specifically designed for PR. While these solutions have some application to PR, they typically lack the specialized content and specific workflow necessary to meet to complex needs of the PR market.
   We also compete to a lesser extent with providers of outsourced PR services, including PR agencies and other outsourced service providers. While some customers consider outsourcing services and in-house software to be competing alternatives, many customers view these as being complementary options and will often use both. In those cases where customers wish to select a single option, we believe we compete successfully against outsourced service providers by providing an in-house, automated solution that offers customers a more cost-effective and timely approach to managing their PR efforts.
   We compete with custom-developed solutions created either internally by the corporation or outside vendors. However, building a custom solution often requires extensive financial and technical resources that may not be available or cost-effective for the corporate communications and public relations department. In addition, in many cases the customer’s legacy database and software system were not designed to support the increasingly complex and dynamic needs of today’s PR department.
   We believe the principal factors that generally determine a company’s competitive advantage in the corporate communications and public relations market include the following:

•	broad product functionality and depth of integration;

•	ease of use;

•	low total cost of ownership and easily demonstrable cost-effective benefits for customers;

•	flexibility and configurability to meet complex customer requirements;

•	rapid deployment and adoption;

•	speed, reliability and functionality;

•	system performance, security, scalability and reliability;

•	ease of integration with existing applications and data;

•	availability and quality of implementation, training and help-desk services; and

•	competitive sales and marketing capabilities.
Intellectual Property and Proprietary Content
   We rely on a combination of trademark, copyright, trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have no issued patents. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.
   We pursue the registration of our trademarks in the United States and in other countries, although we have not secured registration of all of our marks. We have registered the marks Vocus and Clipscan in the United States, and have applications pending to register the mark Vocus in the European Union and the marks Gnossos and Keep in Touch in the United States.
   We currently license content included in our on-demand software from several providers pursuant to data reseller, data distribution and license agreements with these providers. These agreements provide us with content such as news coverage from print and Internet news sites, as well as contact information for journalists, analysts, public officials, media outlets and publicity opportunities. The licenses for this content are non-exclusive. The agreements vary in length from one to three years, and generally renew automatically subject to certain cancellation provisions available to the parties. Fees for the content provided are generally either fixed amounts per subscriber or based upon the number of concurrent users at a subscriber. Such fees are generally paid quarterly or monthly. During 2005, we developed our own content which has replaced a significant portion of our acquired third-party content. In August 2005, we began providing our internally-developed content to our customers and we ceased providing the replaced third-party content. We do not believe that any of our content providers are single source suppliers, the loss of whom would substantially affect our business.
   If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third parties may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services.
Employees
   At December 31, 2005, we had 220 full-time and part-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers and Key Employees
   Our executive officers and key employees and their respective ages and positions as of February 28, 2006 are as follows:

Name	Age	Position

Richard Rudman*	45	Chief Executive Officer, President and Chairman
Robert Lentz*	45	Chief Technology Officer and Director
Stephen Vintz*	37	Chief Financial Officer and Treasurer
William Donnelly*	50	Vice President, Sales
Norman Weissberg*	44	Vice President, Account Sales
Gary McNeil	42	Vice President, Marketing
Andrew Muir	50	Managing Director, Vocus International
Matthew Siegal	42	Vice President, Corporate Development
Darren Stewart	37	Vice President, Client Services

* Denotes an executive officer
   Richard Rudman co-founded Vocus and has served as our Chief Executive Officer, President and Chairman since 1992. From 1986 through 1992, Mr. Rudman served as a senior executive at Dataway Corporation, a software development company. From 1984 through 1986, Mr. Rudman served as an accountant and systems analyst at Barlow Corporation, a privately held real estate development and management company. From 1979 through 1983, Mr. Rudman served in the United States Air Force. Mr. Rudman also serves on the board of directors of Innovectra Corporation, a privately held technology company. Mr. Rudman holds a B.S. degree in accounting from the University of Maryland and is a Certified Public Accountant.
   Robert Lentz co-founded Vocus and has served as our Chief Technology Officer since 1992. Mr. Lentz has been a member of our board of directors since 1992. Prior to joining Vocus, Mr. Lentz served as President of Dataway Corporation, a software development company.
   Stephen Vintz has served as our Chief Financial Officer and Treasurer since January 2001. From November 1996 to January 2001, Mr. Vintz was Vice President of Strategic Planning and Analysis at Snyder Communications, Inc., a marketing services company. Prior to November 1996, Mr. Vintz was a manager at Ernst & Young LLP. Mr. Vintz holds a B.B.A. degree in accounting from Loyola College of Maryland and is a Certified Public Accountant.
   William Donnelly has served as our Vice President, Sales since April 2002. From August 2000 to April 2002, Mr. Donnelly served as Vice President, Sales and Customer Care for Careerbuilder, Inc., a provider of web-based human resources solutions. From April 1995 through April 2000, Mr. Donnelly served as Vice President, Sales and Business Development at Best Software, Inc., a software company. Mr. Donnelly holds a B.S. degree in business administration and communications from Ramapo College of New Jersey and an M.B.A degree from George Washington University.
   Norman Weissberg has served as our Vice President, Account Sales since August 1998. From March 1997 to August 1998, Mr. Weissberg was a Major Accounts Manager at Xerox Corporation. Mr. Weissberg holds a B.S. degree in business from the University of Maryland.
   Gary McNeil has served as our Vice President, Marketing since August 2003. From July 1999 to August 2003, Mr. McNeil served in various capacities at Authoria, Inc., a software company, including as Vice President of Marketing from April 2002 to August 2003, Director of Marketing and Sales Operations from June 2000 to April 2002, and Director of Marketing from July 1999 to June 2000. Mr. McNeil holds a B.S. degree in business administration with a concentration in marketing from Northeastern University.
   Andrew Muir has served as Managing Director, Vocus International, since January 2003 (from January 2003 to April 2004, in a consulting capacity). From January 2002 to December 2002, Mr. Muir was self-employed as a consultant.

From August 1999 to December 2001, Mr. Muir served as Managing Director of Cyveillance International (UK) Ltd. Mr. Muir holds an H.N.D degree in computer science from Coventry University (Lanchester Polytechnic).
   Matthew Siegal has served as our Vice President, Corporate Development since January 2003. Mr. Siegal co-founded Public Affairs Technologies, Inc. in 1992 and served as its President and Chief Executive Officer until its acquisition by Vocus in January 2003.
   Darren Stewart has served as our Vice President, Client Services since February 1996. From January 1994 through February 1996, Mr. Stewart worked for Information Systems Group, a software consulting company. From September 1992 through January 1994, Mr. Stewart was Manager of Customer Service for Job Files Corporation, a privately held HR software and services company. Mr. Stewart holds a B.S. degree in business administration and finance from the University of Colorado.
Available Information
   We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.vocus.com.
Item 1A.     Risk Factors
   We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
Risks Related to Our Business and Industry
We operate in an emerging market which makes it difficult to evaluate our business and future prospects and may increase the risk of your investment.
   The market for software designed specifically for corporate communications and public relations is relatively new and emerging, making our business and future prospects difficult to evaluate. Many companies have invested substantial personnel and financial resources in their PR departments, and may be reluctant or unwilling to migrate to software designed to address the corporate communications and public relations market. Widespread market acceptance of our solutions is critical to the success of our business. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market of corporate communications and public relations software. These challenges, risks and difficulties include the following:

•	generating sufficient revenue to achieve and maintain profitability;

•	managing growth in our operations;

•	managing the risks associated with developing new modules;

•	attracting and retaining customers; and

•	attracting and retaining key personnel.
   We may not be able to successfully address any of these challenges, risks and difficulties, including the other risks related to our business and industry described below. Failure to adequately do so could adversely affect our business, results of operations or financial condition.

The market for on-demand software is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.
   Although our predecessor company was founded in 1988, we did not begin offering our on-demand software until 1999. We derive, and expect to continue to derive for the foreseeable future, all of our revenue from providing on-demand software and related ancillary services. The market for on-demand software is at an early stage of development, and it is uncertain whether on-demand solutions such as ours will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand software in general and for on-demand corporate communications and public relations software in particular. If businesses do not perceive the benefits of on-demand software, then the market may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations.
Our solutions are sold pursuant to subscription agreements, and if our existing customers elect either not to renew these agreements or renew these agreements for fewer modules or seats, our business, financial condition and results of operations will be adversely affected.
   Our solutions are sold pursuant to annual or multi-year subscription agreements and our customers have no obligation to renew these agreements. As a result, we are not able to consistently and accurately predict future renewal rates. Our customers’ renewal rates may decline or fluctuate or our customers may renew for fewer modules or seats as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations due to budgetary or other concerns, and the availability and pricing of competing products. Additionally, we may lose our customers due to the high turnover rate in the PR departments of small and mid-sized organizations. If large numbers of existing customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.
Because we recognize revenue over the term of the applicable subscription agreement, the lack of subscription renewals or new subscription agreements may not be immediately reflected in our operating results.
   We recognize revenue from our customers over the term of their subscription agreements with us. The majority of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. As a result, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations until future periods. Our business model also makes it difficult for us to reflect any rapid increase in our customer base and the resulting effect of this increase in our revenue in any one period because revenue from new customers will be recognized over the applicable subscription agreement term.
We might not generate increased business from our current customers, which could limit our revenue in the future.
   The success of our strategy is dependent, in part, on the success of our efforts to sell additional modules to our existing customers and to increase the number of users per customer. These customers might choose not to expand their use of or make additional purchases of our solutions. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or decrease.
If our new information database does not achieve market acceptance, our business, financial condition and results of operations could be adversely affected.
   We have developed our own content that our customers recently began using in place of a significant portion of the third-party content that had been included in the information database that we make available to our customers through our on-demand software. In August 2005, we began providing this internally-developed content to our customers. If this new information database does not attain market acceptance current customers may not renew their subscription agreements with us, and it may be more difficult for us to acquire new customers. We may be required to continue to license information from third parties, and such information may not continue to be available from third parties on commercially reasonable terms, if at all.
We have incurred operating losses in the past and may incur operating losses in the future.
   We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $3.6 million for 2003, $2.7 million for 2004, and $4.9 million for 2005. We have not been profitable since we began offering our on-demand software, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations, and if our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth, or our revenue could decline.
Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of investors or securities analysts which could cause our stock price to decline.
   Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of subscriptions sold in a particular quarter;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	our policy of expensing sales commissions at the time our customers are invoiced for a subscription agreement, while the majority of our revenue is recognized ratably over future periods;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	changes in the payment terms for our products and services; and

•	the purchasing and budgeting cycles of our customers.
   Because our on-demand software is sold pursuant to annual or multi-year subscription agreements, and we recognize revenue from these subscriptions over the term of the agreement, downturns or upturns in sales may not be immediately reflected in our operating results. Most of our expenses, such as salaries and third-party hosting co-location costs, are relatively fixed in the short-term, and our expense levels are based in part on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionally reduce operating expenses for that quarter, causing a disproportionate effect on our expected results of operations for that quarter.
   In the third quarter of 2005 we recognized $1.4 million in expense related to the replacement of third-party content previously included in the information database we make available to our customers through our on-demand software with our internally-developed content. In the third quarter of 2005 we also recognized an aggregate of $1.0 million in expense related to the purchase of shares of our common stock from certain former employees. Our quarterly results could be affected by other non-recurring charges in future quarters.

   Due to the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.
We face competition, and our failure to compete successfully could make it difficult for us to add and retain customers and could reduce or impede the growth of our business.
   The corporate communications and public relations market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry to some segments of this market. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies enter our market. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be seriously harmed. We face competition from:

•	PR solution providers offering products specifically designed for PR;

•	generic desktop software and other commercially available software not specifically designed for PR;

•	outsourced PR service providers; and

•	custom-developed solutions.
   Many of our current and potential competitors have longer operating histories, a larger presence in the general PR market, access to larger customer bases and substantially greater financial, technical, sales and marketing, management, service, support and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements or devote greater resources to the promotion and sale of their products and services than we can. To the extent our competitors have an existing relationship with a potential customer, that customer may be unwilling to switch vendors due to existing time and financial commitments with our competitors.
   We also expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will enter the on-demand software market with competing products as the on-demand software market develops and matures. Many of these potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential customers, alliance partners or other third parties or may combine and consolidate to become more formidable competitors with better resources. It is possible that these new competitors could rapidly acquire significant market share.
If we fail to respond to evolving industry standards, our on-demand software may become obsolete or less competitive.
   The market for our on-demand software is characterized by changes in client requirements, changes in protocols and evolving industry standards. If we are unable to enhance or develop new features for our existing solutions or develop acceptable new solutions that keep pace with these changes, our on-demand software may become obsolete, less marketable and less competitive and our business will be harmed. The success of any enhancements, new modules and on-demand software depends on several factors, including timely completion, introduction and market acceptance of the modules. Failure to produce acceptable new modules and enhancements may significantly impair our revenue growth and reputation.
If there are interruptions or delays in our services due to third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions and the use of our service could become impaired, which could harm our relationships with customers and subject us to liability.
   All of our solutions reside on hardware that we own or lease and operate that is currently located in a third-party facility maintained and operated in Sterling, Virginia. We do not maintain long-term supply contracts with our third-party facility provider, and the provider does not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend on our third-party facility provider’s ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangement is terminated, or there is a lapse of service or damage to such facility, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities and services.
   Our disaster recovery computer hardware and systems located at our headquarters in Lanham, Maryland, have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at our third-party facility. In the event of a disaster in which our third-party facility was irreparably damaged or destroyed, we could experience lengthy interruptions in our service. Moreover, our disaster recovery computer hardware and systems are located within the same geographic region as our third-party facility and may be equally or more affected by any disaster affecting our third-party facility. Any or all of these events could cause our customers to lose access to our software. In addition, the failure by our third-party facility to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.
   We architect the system infrastructure and procure and own or lease the computer hardware used for our services. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our service. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could reduce our revenue, subject us to liability, cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business, financial condition and results of operations.
The market for our solutions among large customers may be limited if they require customized features or functions that we do not currently intend to provide in our solutions or that would be difficult for individual customers to customize within our solutions.
   Prospective customers, especially large enterprise customers, may require heavily customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, and that would be difficult for them to implement themselves, then the market for our solutions will be more limited and our business could suffer.
We may expand through acquisitions of, investments in or through business relationships with other organizations, all of which may divert our management’s attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business.
   One of our business strategies is to continue to selectively acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both. We also may enter into business relationships with other organizations in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other organizations. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired organizations, technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

•	issue additional equity securities that would dilute the ownership of our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
   To date, we have completed several acquisitions. For example, in January 2003 we acquired substantially all of the assets of Public Affairs Technology, Inc., and in November 2004 we acquired substantially all of the assets of Gnossos Software, Inc. In both of these transactions, the consideration we paid included both cash and shares of our common stock. The issuance of shares of our common stock diluted the ownership of our existing stockholders, and the cash consideration paid reduced the cash available to us for other purposes.
Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.
   Increasing our customer base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue to expand our direct sales force and engage additional third-party channel partners, both domestically and internationally. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding significant increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our third-party channel partners if we are unable to attract and retain additional motivated third-party channel partners, if any existing or future third-party channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.
If we fail to develop our brand cost-effectively, our business may suffer.
   We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.
We may be liable to our customers and may lose customers if we provide poor service, if our solutions do not comply with our agreements or if there is a loss of data.
   The information in our databases may not be complete or may contain inaccuracies that our customers regard as significant. Our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems or failure by our third-party facility to meet our capacity requirements. In addition, computer viruses and intentional or unintentional acts of our employees may harm our systems causing us to lose data we maintain and supply to our customers or data that our customers input and maintain on our systems, and the transmission of computer viruses could expose us to litigation. Our subscription agreements generally give our customers the right to terminate their agreements for cause if we materially breach our obligations. Any failures in the services that we supply or the loss of any of our customers’ data that we cannot rectify in a certain time period may give our customers the right to terminate their agreements with us and could subject us to liability. As a result, we may also be required to spend substantial amounts to defend lawsuits and pay any resulting damage awards. In addition to potential liability, if we supply inaccurate data or experience interruptions in our ability to supply data, our reputation could be harmed and we could lose customers.

   Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may be inadequate, or may not be available in the future on acceptable terms, or at all. In addition, we cannot assure you that this policy will cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.
If our solutions fail to perform properly or if they contain technical defects, our reputation will be harmed, our market share would decline and we could be subject to product liability claims.
   Our software may contain undetected errors or defects that may result in product failures or otherwise cause our solutions to fail to perform in accordance with customer expectations. Because our customers use our solutions for important aspects of their business, any errors or defects in, or other performance problems with, our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales or our existing customers could elect to not renew. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our solutions fail to perform or contain a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for our solutions’ failure or defect. We do not currently maintain any warranty reserves.
   Product liability claims could require us to spend significant time and money in litigation or arbitration/dispute resolution or to pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be sufficient to cover liabilities resulting from such product liability claims. Also, our insurer may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any product liability claim successfully brought against us could cause our business to suffer.
The success of our business depends on the continued growth and acceptance of the Internet as a business and communications tool, and the related expansion of the Internet infrastructure.
   The future success of our business depends upon the continued and widespread adoption of the Internet as a primary medium for commerce, communication and business applications. Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service or increased government regulation and taxation of Internet activity.
   Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the use of the Internet as a commercial medium and the use of email for marketing or other consumer communications. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or for sending commercial email. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based services such as ours and reduce the demand for our products.
   The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If Internet activity grows faster than Internet infrastructure or if the Internet infrastructure is otherwise unable to support the demands placed on it, or if hosting capacity becomes scarce, our business growth may be adversely affected.
If we are unable to protect our proprietary technology and other intellectual property rights, it will reduce our ability to compete for business.
   If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our solutions. We rely on a combination of copyright, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying our solutions or otherwise infringing on our intellectual property rights. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop solutions similar or superior to ours. In addition, the laws of some countries in which our solutions are or may be licensed do not protect our solutions and intellectual property rights to the same extent as do the laws of the United States.
   To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.
If a third-party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.
   The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third-parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters, or other forms of communication. If a third-party successfully asserts a claim that we are infringing their proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third-parties. We expect that the number of infringement claims in our market will increase as the number of solutions and competitors in our industry grows. These claims, whether or not successful, could:

•	divert management’s attention;

•	result in costly and time-consuming litigation;

•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or

•	require us to redesign our solutions to avoid infringement.
   As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling in any such claim. Even if we have not infringed any third-parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management’s time, which could adversely affect our business.
Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.
   Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2002 and December 31, 2005, the number of our full time equivalent employees increased by approximately 102%, from 102 to 206. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.
   Our success will depend in part upon the ability of our senior management to manage growth effectively. To do so, we must continue to hire, train and manage new employees as needed. To date, we have not experienced any significant problems as a result of the rapid growth in our headcount, other than occasional office space constraints. However, our anticipated future growth may place greater strains on our resources. For instance, if our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees as needed, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we expect to add will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

We are dependent on our executive officers, and the loss of any of them may prevent us from implementing our business plan in a timely manner if at all.
   Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Richard Rudman, our Chief Executive Officer, President and Chairman and Robert Lentz, our Chief Technology Officer. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our development personnel that require them to remain our employees nor do the employment agreements we have with our executive officers require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. Although we currently maintain key man life insurance policies on Messrs. Rudman and Lentz, this insurance would not adequately compensate us for the loss of their services, and we may not maintain these policies. The loss of one or more of our key employees could seriously harm our business.
We may not be able to attract and retain the highly skilled employees we need to support our planned growth.
   To execute our business strategy, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than us. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock options awards that job candidates require to join our company, and may result in our paying additional cash compensation to job candidates to offset reduced stock option grants. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
Because we conduct operations in foreign jurisdictions, which accounted for approximately 6% of our 2005 revenues, and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.
   We have small but growing international operations and our business strategy includes expanding these operations. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws and different legal standards.
   The occurrence of any one of these risks could negatively affect our international operations and, consequently, our results of operations generally. In addition, the Internet may not be used as widely in international markets in which we expand our international operations and, as a result, we may not be successful in offering our solutions internationally.

We might require additional capital to support business growth, and this capital might not be available.
   We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new software or enhance our existing solutions, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
   Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
   For example, FASB now requires companies to expense the fair value of employee stock options. Such stock option expensing will require us, beginning in 2006, to value our employee stock option grants pursuant to a fair value-based model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We have previously accounted for stock-based awards to employees in accordance with the intrinsic value method. The intrinsic value method generally results in recording less expense than the fair value method for stock-based awards. This change in accounting treatment will materially and adversely affect our reported results of operations. We discuss more fully the adoption of new rules for accounting for stock-based awards in Note 2 to the notes to the consolidated financial statements included elsewhere in this report.
Compliance with new regulations governing public company corporate governance and reporting is uncertain and expensive.
   Many new laws, regulations and standards, notably those adopted in connection with the Sarbanes-Oxley Act of 2002, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices and have created uncertainty for public companies. These new laws, regulations and standards are subject to interpretations due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by varying regulatory bodies. This may cause continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our implementation of these reforms and enhanced new disclosures may result in increased general and administrative expenses and a significant diversion of management’s time and attention from revenue-generating activities. Any unanticipated difficulties in implementing these reforms could result in material delays in complying with these new laws, regulations and standards or significantly increase our operating costs.
Risks Related to our Common Stock and the Securities Markets
If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.
   The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. There are many large, well-established publicly traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.
Volatility of our stock price could adversely affect stockholders.
   The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	seasonality of our business cycle;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the on-demand software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.
The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.
   As of December 31, 2005, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 63% of our outstanding common stock. These stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
Provisions in our amended and restated certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our stock.
   Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3 percent of our stockholders;

•	require super-majority voting to amend our bylaws or specified provisions in our amended and restated certificate of incorporation;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to adopt, amend, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
   In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.
Future sales, or the availability for sale, of our common stock may cause our stock price to decline.
   In connection with our initial public offering, we, along with our officers, directors and certain stockholders, agreed, subject to limited exceptions, not to sell or transfer any shares of common stock for 180 days after December 6, 2005 without Thomas Weisel Partners LLC’s consent. However, Thomas Weisel Partners LLC may release these shares from these restrictions at any time. In evaluating whether to grant such a request, Thomas Weisel Partners LLC may consider a number of factors with a view toward maintaining an orderly market for, and minimizing volatility in the market price of, our common stock. These factors include, among others, the number of shares involved, recent trading volume and prices of the stock, the length of time before the lock-up expires and the reasons for, and the timing of, the request. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.
   A total of approximately 9,076,056 shares of common stock may be sold in the public market by existing stockholders on or about 181 days after December 6, 2005, subject to applicable volume and other limitations imposed under federal securities law. Sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Item 1B.	Unresolved Staff Comments
   Not applicable.

Item 2.	Properties
   Our corporate headquarters, including our principal administrative, marketing, technical support and research and development facilities, are located in Lanham, Maryland, where we lease approximately 23,560 square feet under an agreement that expires in 2011. We lease approximately 5,928 square feet of space in College Park, Maryland under an agreement that expires in 2006. We also lease approximately 2,316 square feet of space in Reston, Virginia under an agreement that expires in 2008. We have an international sales and service office in London, England where we lease approximately 1,890 square feet under an agreement that expires in 2008. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 13 to the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” for information regarding our lease obligations.

Item 3.	Legal Proceedings
   We are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial positions, operating results or cash flows.
   We believe that we have obtained adequate insurance coverage or rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
   On October 11, 2005, our then-existing stockholders approved by written consent in lieu of a special meeting an amendment to our fourth amended and restated certificate of incorporation in order to effect a three-for-one reverse stock split of our then-outstanding shares of capital stock.
   On November 11, 2005, our then-existing stockholders approved by written consent in lieu of a special meeting (1) our fifth amended and restated certificate of incorporation and our amended and restated bylaws, (2) our 2005 Stock Award Plan and (3) the form of indemnification agreement entered into, or to be entered into, with our current and/or future board members and executive officers.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
   Since December 7, 2005, our common stock has been listed on the Nasdaq National Market under the symbol “VOCS.” Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported by Nasdaq, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended December 31, 2005
Fourth Quarter (from December 7, 2005)	$11.25	$10.00
   As of February 28, 2006, there were approximately 97 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.
Dividends
   We have never declared or paid any cash dividends on our capital stock and do not expect to pay any cash dividends for the foreseeable future. We intend to retain any future earnings, if any, in the operation and expansion of our business. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future indebtedness that we may incur could preclude us from paying dividends.
Recent Sales of Unregistered Securities
   During fiscal 2005, we granted stock options to our employees, directors, consultants and other service providers under our stock award plans, pursuant to which the optionees may purchase up to an aggregate of 1,703,047 shares of our common stock at exercise prices ranging from $4.77 to $9.00 per share. Of the options granted during this period, options to purchase a total of 11,996 shares of common stock have been cancelled. These option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under that Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Act, as a transaction by an issuer not involving a public offering.
Uses of Proceeds From Registered Securities
   In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-125834), filed under the Securities Act of 1933, effective on December 6, 2005. On December 12, 2005, we closed the sale of 5,000,000 shares of our common stock registered under the Registration Statement. On January 6, 2006, certain selling stockholders sold 750,000 shares of our common stock pursuant to the exercise in full of the underwriters’ over-allotment option. Thomas Weisel Partners LLC, RBC Capital Markets, Wachovia Securities and William Blair & Company served as the managing underwriters.
   The initial public offering price was $9.00 per share. The aggregate sale price for all of the shares sold by us was $45.0 million, resulting in net proceeds to us of approximately $40.0 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering of approximately $5.0 million. The aggregate sales price for all of the shares sold by the selling stockholders was approximately $6.8 million. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders.
   In December 2005, we used approximately $6.8 million from the net proceeds received from our initial public offering to repay certain indebtedness. We have invested the remainder of the proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities and money market funds.

Item 6.	Selected Financial Data
   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The data for the years ended December 31, 2003, 2004 and 2005 are derived from consolidated financial statements included elsewhere in this report. The data for the years ended December 31, 2001 and 2002 are derived from audited financial statements not included in this report.

	Year Ended December 31,

	2001	2002	2003(4)	2004(5)	2005

	(In thousands, except per share data)
Consolidated Statement of Operations:
Revenues(1)	$7,946	$11,524	$15,434	$20,393	$28,062
Cost of revenues(2)	2,562	2,679	3,244	4,368	6,537
Accelerated amortization of prepaid royalty fees and contract termination costs	—	—	—	—	1,399

Gross profit	5,384	8,845	12,190	16,025	20,126
Operating expenses:(3)
Sales and marketing	8,015	6,755	8,285	11,708	14,837
Research and development	1,387	1,487	2,201	2,064	2,515
General and administrative	3,998	3,886	4,493	3,942	6,051
Amortization of intangible assets	39	78	788	976	1,605

Total operating expenses	13,439	12,206	15,767	18,690	25,008
Loss from operations	(8,055)	(3,361)	(3,577)	(2,665)	(4,882)
Other income (expense):
Interest and other income	169	78	12	99	177
Interest and other expense	(66)	(85)	(41)	(35)	(359)

Total other income (expense)	103	(7)	(29)	64	(182)

	Year Ended December 31,

	2001	2002	2003(4)	2004(5)	2005

	(In thousands, except per share data)
Loss before cumulative effect of a change in accounting principle	(7,952)	(3,368)	(3,606)	(2,601)	(5,064)
Cumulative effect of a change in accounting principle(1)	—	—	896	—	—

Net loss	(7,952)	(3,368)	(2,710)	(2,601)	(5,064)
Accretion of preferred stock	(1,122)	(1,316)	(1,547)	(1,582)	(1,900)

Net loss attributable to common stockholders	$(9,074)	$(4,684)	$(4,257)	$(4,183)	$(6,964)

Net loss attributable to common stockholders per share, basic and diluted	$(2.30)	$(1.18)	$(1.07)	$(1.04)	$(1.43)

(1)	On January 1, 2003, we changed our revenue recognition policy. This change was made to comply with provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Upon adoption of EITF 00-21 on January 1, 2003, we recorded a cumulative effect of a change in accounting principle of $896 representing the unrecognized revenue that would have been recognized in prior periods had we retroactively applied EITF 00-21. Had we adopted EITF 00-21 on January 1, 2001, our revenues would have increased, and our net loss would have decreased $136 in 2001 and $194 in 2002. See Note 2 to the notes to the consolidated financial statements.

(2)	Cost of revenues includes amortization of intangible assets in the following amounts:

	Year Ended December 31,

	2001	2002	2003	2004	2005

Amortization of intangible assets	$146	$292	$478	$397	$402

(3)	Operating expenses include stock-based compensation related to purchases of our common stock in the following amounts:

	Year Ended December 31,

	2001	2002	2003	2004	2005

Research and development	$—	$—	$247	$—	$—
General and administrative	—	—	246	—	1,006

(4)	On January 24, 2003, we acquired Public Affairs Technologies, Inc. a provider of software to manage corporate communications and public relations. The operating results of Public Affairs Technologies have been included in our results of operations since the date of acquisition.

(5)	On November 8, 2004, we acquired Gnossos Software, Inc., a provider of software to manage corporate communications and government relations. The operating results of Gnossos have been included in our results of operations since the date of acquisition.

     Selected Quarterly Financial Data
   The following selected condensed consolidated quarterly financial data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements included in this report and, in the opinion of our management, include all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(In thousands)
Revenues	$4,612	$5,034	$5,162	$5,585	$6,100	$6,794	$7,297	$7,871
Cost of revenues(1)	947	1,032	1,087	1,302	1,457	1,531	1,699	1,850
Accelerated amortization of prepaid royalty fees and contract termination costs	—	—	—	—	—	—	1,449	(50)

Gross profit	3,665	4,002	4,075	4,283	4,643	5,263	4,149	6,071
Operating expenses:
Sales and marketing	2,678	2,830	3,048	3,152	3,354	3,766	3,689	4,028
Research and development	471	471	454	668	596	603	667	649
General and administrative	936	1,037	890	1,079	1,228	1,153	2,295	1,375
Amortization of intangible assets	215	215	213	333	394	402	405	404

Total operating expenses(2)	4,300	4,553	4,605	5,232	5,572	5,924	7,056	6,456
Loss from operations	(635)	(551)	(530)	(949)	(929)	(661)	(2,907)	(385)
Other income (expense), net	(25)	(2)	19	72	(22)	(67)	(63)	(30)

Net loss	$(660)	$(553)	$(511)	$(877)	$(951)	$(728)	$(2,970)	$(415)

(1)	Cost of revenues includes amortization of purchased technology of:

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005

Amortization of intangible assets	$91	$90	$92	$124	$132	$93	$88	$89

(2)	Includes stock-based compensation related to purchases of our common stock of $1,006 in general and administrative for the quarter ended September 30, 2005.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005
As a percentage of total revenues
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of Revenues	20%	20%	21%	23%	24%	23%	23%	24%
Accelerated amortization of prepaid royalty fees and contract termination costs	—	—	—	—	—	—	20%	(1)%

Gross profit	80%	80%	79%	77%	76%	77%	57%	77%
Operating expenses:
Sales and marketing	58%	57%	59%	57%	55%	55%	51%	51%
Research and development	10%	9%	9%	12%	10%	9%	9%	8%
General and administrative	20%	21%	17%	19%	20%	17%	31%	17%
Amortization of intangible assets	5%	4%	4%	6%	7%	6%	6%	5%

Total operating expenses	93%	91%	89%	94%	92%	87%	97%	81%
Loss from operations	(13)%	(11)%	(10)%	(17)%	(16)%	(10)%	(40)%	(4)%
Other income (expense)	(1)%	—	—	1%	—	(1)%	(1)%	0%

Net loss	(14)%	(11)%	(10)%	(16)%	(16)%	(11)%	(41)%	(4)%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Item 1A.
Overview
   We are a leading provider of on-demand software for corporate communications and public relations. Our on-demand software suite helps organizations of all sizes manage local and global relationships and communications with journalists, analysts, public officials and other key audiences. We deliver our on-demand software over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and implement our on-demand software.
   We began selling desktop software for government relations in 1992 under a perpetual license model. In 1997, we expanded our software suite to address the needs of the much larger public relations market, focusing primarily on larger organizations. In 1999, we reengineered our software applications to be delivered over the Internet as an on-demand solution, which allowed us to offer our software to organizations of all sizes. In 2000, we began actively selling access to our on-demand software and expanded our sales and marketing activities, which were financed, in part, through the issuance of our Series A preferred stock. Since shifting to an on-demand model, we no longer sell perpetually licensed software and related maintenance agreements. We currently derive all of our revenues from subscription agreements and related services.
   We sell access to our on-demand software primarily through our direct sales channel, and to a lesser extent through third-party distributors. As of December 31, 2005, we had 1,384 active customers of all sizes across a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.
   We plan to continue the expansion of our customer base by expanding our direct and indirect distribution channels, expanding our international market penetration and selectively pursuing strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and professional services, and expand our domestic and international selling and marketing activities, increase the number of locations around the world where we conduct business and develop our operational and financial systems to manage a growing business. We also intend to identify and acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both.
   In November 2004, we acquired substantially all of the assets of Gnossos Software, Inc., or Gnossos, a provider of software to manage corporate communications and government relations. The aggregate purchase consideration was $3.3 million, which consisted of $2.5 million in cash, $139,000 of common stock, $183,000 of redeemable common stock, $400,000 of deferred payments due to the seller and $112,000 of transaction costs.
   In January 2003, we acquired substantially all of the assets of Public Affairs Technologies, Inc., or PAT, a provider of software to manage corporate communications and public relations. The aggregate purchase consideration was $2.4 million, which consisted primarily of $1.8 million in cash, $457,000 of common stock and $77,000 of transaction costs.
Sources of Revenues
   We derive all of our revenues from subscription agreements and related services. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year, but increasingly our customers are selecting subscriptions with multi-year terms. Subscriptions with multi-year terms increased from less than 7% of our subscription agreements in 2004 to approximately 10% in 2005. We generally invoice our customers in advance of their annual subscription, with payment terms that require our customers pay us within 30 days of invoice. Our subscription agreements are non-cancelable, though customers typically have the right to terminate their agreements for cause if we materially breach our obligations under the agreement.
   Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During 2005, professional services sold separately accounted for less than 5% of our revenues.
   Historically, we have increased the price of our subscriptions for many of our renewal customers in order to absorb the increasing costs of providing ongoing hosting services, content and customer support to our existing customer base. Since 2003, these price increases have typically ranged from 5% to 10% per annum.
Cost of Revenues and Operating Expense
   Cost of Revenues. Cost of revenues consists primarily of compensation for training and support personnel, hosting infrastructure, amortization of content and purchased technology, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer supplies, depreciation for computer equipment and office supplies based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.
   We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their PR efforts. Accordingly, in May 2004, we launched News On-Demand, an electronic print, broadcast television and Internet news monitoring solution, which combined our broadcast television news content with news content from third parties. We expect to continue to enhance our News On-Demand service by making investments in both our own content as well as content acquired from third parties. We expect cost of revenues to increase in 2006 as we incur expenses related to the expansion of our content offerings.
   Sales and Marketing. Sales and marketing expenses are our largest operating expense category, accounting for 53% of our 2005 revenues. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer and we recognize substantially all of our revenues ratably over the term of the correspond-

ing subscription agreement. Accordingly, we generally experience a delay between the recognition of revenues and the corresponding increase in sales and marketing expenses.
   As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2006, sales and marketing expenses will increase in absolute dollars but will decrease as a percentage of revenues.
   Research and Development. Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in 2006, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies, but will remain relatively consistent as a percentage of revenues.
   General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2006, general and administrative expenses will increase in absolute dollars and remain constant or decrease slightly as a percentage of revenues, as we incur additional costs associated with being a public company.
   Repurchase of Common Stock and Stock-Based Compensation. Our operating expenses for 2003 include compensation expenses related to acquiring common stock from two executive officers with a portion of the proceeds from our Series B preferred stock financing. In connection with the issuance of the Series B preferred stock, our board of directors authorized the repurchase of 103,008 shares of common stock each from our Chief Executive Officer and Chief Technology Officer at a price of $4.85 per share. The estimated fair value of the shares was $2.46 per share and the resulting premium paid for the common stock of $493,000 was recorded as stock-based compensation expense in research and development and general and administrative expense categories in our 2003 consolidated statement of operations.
   In 2005, we purchased an aggregate of 392,731 shares of common stock from our Chief Technology Officer and certain former employees at a price of $7.05 per share, the estimated fair value of the shares on the date of purchase. The shares held by former employees were obtained through the exercise of stock options and these purchases were pursuant to the terms of the related stock option agreements. Certain of these shares of common stock were obtained through stock option exercises within the six-month period preceding the purchase. As a result, we recorded stock-based compensation equal to the amount we paid to acquire the common stock, reduced by the amount paid by the employee upon exercise of the stock option, or an aggregate of $1.0 million in the year ended December 31, 2005.
   Amortization of Intangible Assets. Amortized intangible assets consist of customer relationships and covenants not to compete from business combinations.
Critical Accounting Policies
   Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
   We believe that of our significant accounting policies, which are described in Note 2 to the notes to the consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

   Revenue Recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenues from subscription agreements for our on-demand software and related services when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue.
   Our subscription agreements generally contain multiple service elements and deliverables. These elements include access to our software and often specify initial services including implementation and training. Our subscription agreements do not provide customers the right to take possession of the software at any time.
   Prior to 2003, we recognized the initial service fees specified in multiple element subscription agreements over the estimated customer life of three years. Subscription fees were recognized over the subscription period.
   On January 1, 2003, we changed our revenue recognition policy to define all elements in our multiple element subscription agreements as a single unit of accounting, and accordingly, recognize all associated fees over the subscription period, which is typically one year. We recognize our revenue over the subscription period because the subscription is the last element delivered to the customer and the predominant element of our agreements. This change was made to comply with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, issued by the Emerging Issues Task Force of the Financial Accounting Standards Board in May 2003. In applying the guidance in EITF 00-21, we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. When we sell this subscription separately from professional services the price charged varies widely, and therefore we cannot objectively and reliably determine the subscription’s fair value. As a result, subscription revenues commencing in 2003 are recognized ratably over the subscription period. Professional services sold separately from a subscription arrangement are recognized as the services are performed. Upon adoption of EITF 00-21 on January 1, 2003, we recorded a cumulative effect of a change in accounting principle of $896,000, representing the unrecognized revenue that would have been recognized in prior periods had we applied EITF 00-21 since inception.
   Accounting for Royalty Fees. We incur royalty fees related to acquired content included in our on-demand software that is provided by third parties. Amounts paid for royalty fees are deferred and are recognized as cost of revenues over the same period in which the related subscription revenues are recognized. The current portion and the long-term portion of the deferred royalty fees are included in prepaid royalty fees and other assets, respectively, in the consolidated balance sheets. Amortization expense for the years ended December 31, 2003, 2004 and 2005 was $390,000, $1.2 million and $1.5 million, respectively.
   We have developed our own content that our customers recently began using in place of a significant portion of the third-party content that was previously included in the information database that we make available to our customers through our on-demand software. In August 2005, we began providing this internally-developed content to our customers and we ceased providing the third-party content. Because our customers ceased using the third-party content, we accelerated the amortization of the related prepaid royalty fees. In addition, we are required to make minimum annual payments under the related data resale agreement with the third party. The effect of the release of our internally-developed content and the related cessation of the use of the third-party’s content resulted in a charge of $1.4 million in the year ended December 31, 2005 related to the accelerated amortization of the prepaid royalty fees and the accrual of the contractual minimum payments.
   Impairment of Long-Lived Assets. We have completed acquisitions of businesses that have resulted in the recording of intangible assets in our financial statements based on the estimated fair value of those intangible assets. These assets consist principally of acquired customer relationships and purchased technology. Intangible assets have been amortized using the straight-line method over the estimated useful lives ranging from two to four years.
   Acquisitions which cause us to recognize intangible assets require us to make determinations about the value and recoverability of those assets that involve estimates and judgments. We assess the impairment of our long-lived assets, including intangible assets, when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge could have an adverse impact on our results of operations.
   Stock-Based Compensation. Prior to January 1, 2006, we accounted for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, options with an exercise price at least equal to the estimated fair value of the underlying common stock at the date of grant generally do not result in compensation expense. Our stock options have generally been granted with an exercise price equal to the estimated fair value of our common stock on the date of grant, and accordingly, any compensation related expenses for options have not been material.
   Prior to our initial public offering in December 2005, no public market existed for our stock. Therefore, beginning in February 2004, our management and board of directors performed valuations that used a market approach to determine the estimated fair value of our common stock. A market approach uses direct comparisons to other comparable public enterprises and the equity securities or transactions in their securities to estimate fair value, and adjusts public enterprise valuations for lower marketability of equity securities of private companies. Management and the board of directors also considered cash transactions involving our preferred stock. Prior to February 2004, our management and board of directors determined the fair value of our common stock using a contemporaneous preferred stock transaction approach which applied discounts for valuation differences due to: conversion privileges, dividends, control, and seniority and liquidity preferences. We make disclosure regarding employee stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
   In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. On January 1, 2006, we adopted the provisions of Statement 123(R) using the modified prospective method. The adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations beginning in 2006, although it will have no impact on our overall financial position. The impact to us of the adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future.
Results of Operations
   The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended
	December 31,

	2003	2004	2005

Revenues	100%	100%	100%
Cost of revenues	21	21	23
Accelerated amortization of prepaid royalty fees and contract termination costs	—	—	5

Gross profit	79	79	72
Operating expenses:
Sales and marketing	54	58	53
Research and development	14	10	9
General and administrative	29	19	21
Amortization of intangible assets	5	5	6

Total operating expenses	102	92	89
Loss from operations	(23)	(13)	(17)
Other income (expense), net	—	—	(1)

Loss before cumulative effect of a change in accounting principle	(23)	(13)	(18)
Cumulative effect of a change in accounting principle	6	—	—

Net loss	(17)%	(13)%	(18)%

   The following table sets forth our total deferred revenue and net cash (used in) provided by operating activities for each of the periods indicated and number of active customers as of the last day of each of the periods indicated.

	Year Ended December 31,

	2003	2004	2005

Total deferred revenue (in thousands at period end)	$12,393	$16,052	$20,696
Net cash (used in) provided by operating activities (in thousands)	$(448)	$2,067	$1,736
Active customers	766	1,140	1,384

Years Ended December 31, 2005 and 2004
   Revenues. Revenues for 2005 were $28.1 million, an increase of $7.7 million, or 38%, over revenues of $20.4 million for 2004. The increase in revenues was primarily due to the increase in the number of total active customers to 1,384 as of December 31, 2005 from 1,140 as of December 31, 2004, and to a lesser extent an increase in prices charged for subscriptions from our renewal customers. The increase in total active customers was the result of the increased market acceptance of our on-demand software for public relations and the addition of sales personnel focused on adding new customers. We estimate that the increase in prices charged for subscriptions from our renewal customers represented $1.1 million of the total increase in revenue over the comparable period. Total deferred revenue as of December 31, 2005 was $20.7 million, representing an increase of $4.6 million, or 29%, over total deferred revenue of $16.1 million as of December 31, 2004.
   Cost of Revenues. Cost of revenues for 2005 was $6.5 million, an increase of $2.1 million, or 50%, over cost of revenues of $4.4 million for 2004. The increase in cost of revenues was primarily due to an increase of $1.3 million in employee related costs, including $679,000 from additional professional service personnel and $582,000 from new personnel for the maintenance of our new information database, $478,000 in third-party license and royalty fees, and $158,000 in hosting expenses. We increased the number of professional service personnel by 14% in order to keep pace with our growing customer base. We had 25 full-time employee equivalents in our professional services group at December 31, 2005 compared to 22 full-time employee equivalents at December 31, 2004. We increased our headcount by 6 new full-time equivalents in the fourth quarter of 2004 which contributed to the 2005 increase in employee related costs for professional service personnel.
   Accelerated Amortization of Prepaid Royalty Fees and Contract Termination Costs. We incurred a $1.4 million charge in 2005 related to the release of our internally-developed content and the related cessation of use of certain third-party content. We have developed our own content that our customers recently began using in place of a significant portion of the third-party content that was previously included in the information database that we make available to our customers through our on-demand software. During the third quarter ended September 30, 2005, we began providing this internally-developed content to our customers and we ceased providing the third-party content. Because our customers ceased using the third-party content, we accelerated the amortization of the related prepaid royalty fees. In addition, we are required to make minimum annual payments under the related data resale agreement with the third-party. The effect of the release of our internally-developed content and the related cessation of the use of the third-party content resulted in a charge of $702,000 related to the accelerated amortization of the prepaid royalty fees and $697,000 for the contractual minimum payments.
   Sales and Marketing Expenses. Sales and marketing expenses for 2005 were $14.8 million, an increase of $3.1 million, or 27%, over sales and marketing expenses of $11.7 million for 2004. The increase was primarily due to an increase of $2.3 million in employee related costs, including $867,000 in sales commissions and incentives, and $401,000 for lead generation programs and our annual user conference. Our sales and marketing headcount increased by 27% as we hired additional sales personnel to focus on adding new customers and increasing revenues from existing customers. We had 89 full-time sales and marketing employee equivalents at December 31, 2005 compared to 70 full-time employee equivalents at December 31, 2004.
   Research and Development Expenses. Research and development expenses for 2005 were $2.5 million, an increase of $451,000, or 22%, over research and development expenses of $2.1 million for 2004. The increase in research and development expenses was primarily due to an increase of $347,000 in employee related costs from additional personnel and an increase of $257,000 in facility related expenses, offset by an increase of $146,000 in capitalized costs for internally developed software. We had 23 full-time employee equivalents in our research and development group at December 31, 2005 compared to 22 full-time employee equivalents at December 31, 2004. We increased our headcount by 6 full-time equivalents in the fourth quarter of 2004 which contributed to the 2005 increase in employee related costs for development personnel.
   General and Administrative Expenses. General and administrative expenses for 2005 were $6.1 million, an increase of $2.2 million, or 54%, over general and administrative expenses of $3.9 million for 2004. The increase in general and administrative expenses was primarily due to $1.0 million in stock-based compensation due to our purchase of certain shares of common stock obtained by former employees through stock option exercises within the six months preceding this purchase, $482,000 in employee related costs from additional personnel and $216,000 in facilities related expenses, including $70,000 in fees associated with the early termination of an office lease. Our general and administrative headcount increased by 22% as we hired additional personnel to support our growth. We had 22 full-time employee equivalents in our general and administrative group at December 31, 2005 compared to 18 full-time employee equivalents at December 31, 2004.
   Amortization of Intangible Assets. Amortization of intangible assets for 2005 was $1.6 million, an increase of $629,000, or 64%, over amortization of intangible assets of $976,000 for 2004. The increase in amortization was the result of acquired customer relationships from the acquisition of Gnossos in November 2004.
   Other Income (Expense). Other expense for 2005 was $182,000. Other income for 2004 was $64,000. The change in other income (expense) of $246,000 was primarily due to an increase of $325,000 in interest expense from increased borrowings under our credit facilities, offset by an increase of $106,000 in interest income from higher cash balances.
   Provision for Income Taxes. No provision for income taxes has been recorded as we have incurred net losses for all periods presented. Because we can not predict future taxable income, a valuation allowance has been recorded to offset net deferred tax assets. Our net tax provision was comprised primarily of a deferred tax benefit which was offset by increases to the valuation allowance of the same amount.

Years Ended December 31, 2004 and 2003
   Revenues. Revenues for 2004 were $20.4 million, an increase of $5.0 million, or 32%, over revenues of $15.4 million for 2003. The increase in revenues was primarily due to the increase in the number of total active customers to 1,140 as of December 31, 2004 from 766 as of December 31, 2003, including 170 active customers acquired through the acquisition of Gnossos in November 2004, and to a lesser extent an increase in prices charged for subscriptions from our renewal customers. The increase in total active customers was due to the addition of sales personnel focused on adding new customers and an increase in the number of leads generated from greater investments in direct marketing and brand building awareness programs. We estimate that the increase in prices charged for subscriptions from our renewal customers represented $670,000 of the total increase in revenue over the comparable period. Total deferred revenue as of December 31, 2004 was $16.1 million, representing an increase of $3.7 million, or 30%, over total deferred revenue of $12.4 million as of December 31, 2003.
   Cost of Revenues. Cost of revenues for 2004 was $4.4 million, an increase of $1.1 million, or 35%, over cost of revenues of $3.2 million for 2003. The increase was primarily due to an increase of $917,000 in third party license and royalty fees for acquired content, $201,000 in employee related costs from our existing personnel and additional professional service personnel and $67,000 in hosting infrastructure, offset by $81,000 of lower amortization of intangible assets from purchased technology. We increased the number of professional service personnel by 10% in order to provide implementation and training services to our growing customer base. We had 22 full-time employee equivalents in our professional services group at December 31, 2004 compared to 20 full-time employee equivalents at December 31, 2003.
   Sales and Marketing Expenses. Sales and marketing expenses for 2004 were $11.7 million, an increase of $3.4 million, or 41%, over sales and marketing expenses of $8.3 million for 2003. The increase was primarily due to $1.8 million in employee related costs, including $824,000 in additional sales headcount and $1.0 million in sales commissions and incentives, and $1.2 million in marketing costs from additional brand building awareness activities and lead generation programs. Our sales and marketing headcount increased by 37% as we added a direct sales team in the United Kingdom to complement our existing indirect sales efforts to achieve a broader market acceptance of our solutions. We also hired additional personnel in the United States to focus on adding new customers and renewing and expanding services with existing customers. We had 70 full-time employee equivalents in our sales and marketing group at December 31, 2004 compared to 51 full-time employee equivalents at December 31, 2003.
   Research and Development Expenses. Research and development expenses for 2004 were $2.1 million, a decrease of $137,000, or 6%, from research and development expenses of $2.2 million for 2003. The decrease in research and development expenses was primarily due to a $247,000 decrease in stock-based compensation, offset by a $85,000 increase in development tools and infrastructure necessary to upgrade and expand our on-demand software. No stock-based compensation was incurred in 2004.
   General and Administrative Expenses. General and administrative expenses for 2004 were $3.9 million, a decrease of $551,000, or 12%, from general and administrative expenses of $4.5 million for 2003. The decrease in general and administrative expenses was primarily due to $293,000 in lower sales related taxes, a $246,000 decrease in stock-based compensation and $72,000 in lower bad debt expense, offset by an increase of $141,000 in rent and facility costs primarily due to our expansion into the United Kingdom. Stock-based compensation in 2004 was $16,000.
   Amortization of Intangible Assets. Amortization of intangible assets for 2004 was $976,000, an increase of $188,000, or 24%, over amortization of intangible assets of $788,000 for 2003. The increase in amortization was the result of acquired customer relationships from the acquisition of Gnossos in November 2004.
   Other Income (Expense). Other income for 2004 was $64,000, an increase of $93,000 over other expense of $29,000 in 2003. This increase in other net income was primarily due to interest income from higher cash balances and other income from a termination payment on a terminated customer contract.
Liquidity and Capital Resources
   At December 31, 2005, our principal sources of liquidity were cash and cash equivalents totaling $40.0 million, short-term investments of $1.4 million and accounts receivable of $6.0 million.
   In December 2005, we completed the sale of 5,000,000 shares of our common stock at the initial offering price to the public of $9.00 per share. A total of $45.0 million in gross proceeds were raised in the initial public offering, resulting in net proceeds to us of approximately $40.0 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering of approximately $5.0 million. In January 2006, in connection with the full exercise of the underwriters’ over-allotment option, 750,000 additional shares of common stock were sold to the public on behalf of certain selling stockholders at the initial public offering price of $9.00 per share, for an aggregate offering price of $6.8 million. We did not receive any proceeds from the sale of these additional shares.
   In December 2005, we used approximately $6.8 million of the net proceeds of our initial public offering to repay all outstanding indebtedness under our revolving credit facility. We subsequently terminated the revolving credit facility.
   In 2005, we purchased 392,731 shares of common stock from our Chief Technology Officer and certain former employees for an aggregate purchase price of approximately $2.8 million.
   From January 2000 through 2003, we did not generate sufficient cash flow to fund the growth in our business. Accordingly, we funded our business primarily through issuances of preferred stock, which provided us with gross proceeds of $18.4 million. However, in 2004 and 2005, we funded our operations through cash flow generated by the operating activities of our business and borrowings under our credit facilities.
   Net cash provided by operating activities was $1.7 million in 2005 and $2.1 million in 2004. The decrease of $400,000 resulted principally from an increase of $328,000 in our net loss before non-cash expenses and charges.
   Our deferred revenue was $20.7 million at December 31, 2005, $16.1 million at December 31, 2004 and $12.4 million at December 31, 2003, which reflects growth in the invoiced amounts due from our customers. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue, which are then recognized as revenue ratably over the term of the subscription arrangement. If our sales increase, we would expect our deferred revenue and accounts receivable balances to increase.

   As of December 31, 2005, we had net operating loss carryforwards of $22.6 million available to reduce future taxable income. In the future, we may utilize our net operating loss carryforwards and would begin making cash tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards for state tax purposes, our cash generated from operations will be adequate to meet our income tax obligations.
   Net cash used in investing activities was $5.0 million during 2005. Net cash used in investing activities during 2005 consisted primarily of cash invested in short-term marketable securities and cash paid for purchases of fixed assets for new offices, network infrastructure and computer equipment for our employees and the development of our information database. We intend to continue to invest in our content database and network infrastructure and in software development to ensure reliability of our network and to introduce new services and enhancements to our existing software.
   Net cash provided by financing activities was $35.8 million during 2005. Net cash provided by financing activities during 2005 consisted primarily of net proceeds received from our initial public offering, offset by payments under our revolving credit facility and payments to purchase our common stock.
   As of December 31, 2005, we had a letter of credit outstanding in favor of our principal landlord. The letter of credit is collateralized by a $270,000 certificate of deposit which is maintained at the granting financial institution. The letter of credit renews annually through April 2011 and the certificate of deposit matures in 2011.
   As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
   The following table summarizes our contractual obligations as of December 31, 2005 that require us to make future cash payments.

		Payments Due by Period

		Less Than 1			More Than
Contractual Obligations	Total	Year	1 - 3 Years	3 - 5 Years	5 Years

	(In thousands)
Operating leases	$2,418	$590	$899	$766	$163
Contractual commitments	489	383	106	—	—
Long-term debt under notes payable	1,291	615	674	2	—
Interest on long-term debt	83	57	26	—	—
Capital lease obligations	135	34	58	43	—
   The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under agreements that we can cancel without a significant penalty are not included in the table above.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
     Foreign Currency Exchange Risk
   Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, because our subscription agreements from our European subsidiary are typically denominated in the British pound. Revenue from subscription agreements denominated in a foreign currency was approximately 1% and 4% of our total revenues in the years ended December 31, 2004 and 2005, respectively. Historically, exchange rate fluctuations have had little impact on our results of operations and cash flows.

In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2004 or 2005.
     Interest Rate Sensitivity
   Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and cash equivalents, short-term investments and debt obligations, we believe that there is no material risk of exposure.

Item 8.	Financial Statements and Supplementary Data
   Our consolidated financial statements and related notes required by this item are set forth as a separate section of this report. See Part IV, Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None.

Item 9A.	Controls and Procedure.
     Evaluation of Disclosure Controls and Procedures
   Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of December 31, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     Changes in Internal Controls
   There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.
     Limitations on the Effectiveness of Controls
   Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with Vocus have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
   The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 9B.	Other Information.
   Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
   A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
   The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
   The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
   The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
   The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
   (a) Documents filed as part of this report:

1.	Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of December 31, 2004 and 2005;

•	Consolidated statements of operations for the years ended December 31, 2003, 2004 and 2005;

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2003, 2004 and 2005;

•	Consolidated statements of cash flows for the years ended December 31, 2003, 2004 and 2005; and

•	Notes to consolidated financial statements.

2.	Consolidated Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts.
   All other financial schedules are not required under the related instructions or are inappropriate and therefore have been omitted.
   (b) Exhibits
   The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman

Richard Rudman
Chief Executive Officer, President and Chairman
Date: March 13, 2006
POWER OF ATTORNEY
   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Rudman and Stephen Vintz, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Rudman Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 13, 2006

/s/ Stephen Vintz Stephen Vintz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2006

/s/ Robert Lentz Robert Lentz	Chief Technology Officer and Director	March 13, 2006

/s/ Michael Bronfein Michael Bronfein	Director	March 13, 2006

/s/ Kevin Burns Kevin Burns	Director	March 13, 2006

/s/ Gary Golding Gary Golding	Director	March 13, 2006

/s/ Ronald Kaiser Ronald Kaiser	Director	March 13, 2006

/s/ Richard Moore Richard Moore	Director	March 13, 2006

Vocus, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors
Vocus, Inc.
   We have audited the accompanying consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocus, Inc. and subsidiaries as of December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
February 6, 2006
Baltimore, Maryland

Vocus, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,

	2004	2005

	(Dollars in thousands,
	except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,554	$40,027
Short-term investments	—	1,400
Accounts receivable, net of allowance for doubtful accounts of $199 and $193 at December 31, 2004 and 2005, respectively	4,401	6,012
Prepaid royalty fees	1,153	493
Other current assets	233	695

Total current assets	13,341	48,627
Property, equipment and software, net	1,212	4,161
Intangible assets, net:
Customer relationships, net	3,728	2,217
Purchased technology, net	696	294
Other intangible assets, net	102	8

Total intangible assets, net	4,526	2,519
Other assets	539	529

Total assets	$19,618	$55,836

Liabilities, redeemable stock, and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$488	$268
Accrued compensation	1,408	1,451
Accrued expenses	1,490	1,333
Current portion of notes payable and capital lease obligations	115	642
Current portion of deferred revenue	15,282	20,018

Total current liabilities	18,783	23,712
Revolving line of credit	2,389	—
Notes payable and capital lease obligations, net of current portion	497	765
Other liabilities	87	105
Deferred revenue, net of current portion	770	678

Total liabilities	22,526	25,260
Series A redeemable convertible preferred stock, $.01 par value, 5,158,628 shares authorized, 1,719,542 shares issued and outstanding at December 31, 2004; liquidation preference of $4,993 at December 31, 2004	2,992	—
Series B redeemable convertible preferred stock, $.01 par value, 10,754,021 shares authorized, 3,378,655 shares issued and outstanding at December 31, 2004; liquidation preference of $37,503 at December 31, 2004; and warrants to purchase 206,016 shares of Series B redeemable convertible preferred stock at December 31, 2004	21,064	—
Series C redeemable convertible preferred stock, $.01 par value, 5,245,392 shares authorized, 728,471 shares issued and outstanding at December 31, 2004; liquidation preference of $5,012 at December 31, 2004	4,591	—
Redeemable common stock, $.01 par value, 29,128 shares issued and outstanding at December 31, 2004 and 2005	183	189
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized, 4,693,330 and 15,805,018 shares issued at December 31, 2004 and 2005, respectively; 4,075,284 and 14,794,241 shares outstanding at December 31, 2004 and 2005, respectively	47	158
Additional paid-in capital	—	70,470
Treasury stock, 618,046 and 1,010,777 shares at December 31, 2004 and 2005, respectively, at cost	(1,520)	(3,283)
Deferred compensation	(34)	(19)
Accumulated other comprehensive income	27	52
Accumulated deficit	(30,258)	(36,991)

Total stockholders’ (deficit) equity	(31,738)	30,387

Total liabilities, redeemable stock, and stockholders’ (deficit) equity	$19,618	$55,836

See accompanying notes.

Vocus, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands, except per
	share data)
Revenues	$15,434	$20,393	$28,062
Cost of revenues, including amortization expense of $478, $397, and $402 for the years ended December 31, 2003, 2004, and 2005, respectively.	3,244	4,368	6,537
Accelerated amortization of prepaid royalty fees and contract termination costs	—	—	1,399

Gross profit	12,190	16,025	20,126
Operating expenses:
Sales and marketing	8,285	11,708	14,837
Research and development	2,201	2,064	2,515
General and administrative	4,493	3,942	6,051
Amortization of intangible assets	788	976	1,605

Total operating expenses	15,767	18,690	25,008
Loss from operations	(3,577)	(2,665)	(4,882)
Other income (expense):
Interest and other income	12	99	177
Interest and other expense	(41)	(35)	(359)

Total other income (expense)	(29)	64	(182)
Loss before cumulative effect of a change in accounting principle	(3,606)	(2,601)	(5,064)
Cumulative effect of a change in accounting principle	896	—	—

Net loss	(2,710)	(2,601)	(5,064)
Accretion of preferred stock	(1,547)	(1,582)	(1,900)

Net loss attributable to common stockholders	$(4,257)	$(4,183)	$(6,964)

Net loss attributable to common stockholders per share:
Basic and diluted	$(1.07)	$(1.04)	$(1.43)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	3,970,588	4,032,572	4,867,710
See accompanying notes.

Vocus, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

						Accumulated		Total
	Common Stock		Additional			Other		Stockholders’
			Paid-In	Treasury	Deferred	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Stock	Compensation	Income	Deficit	Equity

	(Dollars in thousands, except per share data)
Balance at January 1, 2003	4,388,988	$44	$—	$(1,013)	$—	$—	$(22,989)	$(23,958)
Issuance of common stock in connection with acquisition	185,556	2	455	—	—	—	—	457
Exercise of stock options	46,953	—	38	—	—	—	—	38
Repurchase of 206,016 shares of common stock	—	—	—	(507)	—	—	—	(507)
Accretion of preferred stock	—	—	(493)	—	—	—	(1,054)	(1,547)
Net loss	—	—	—	—	—	—	(2,710)	(2,710)

Balance at December 31, 2003	4,621,497	46	—	(1,520)	—	—	(26,753)	(28,227)
Issuance of common stock in connection with acquisition	29,128	1	138	—	—	—	—	139
Issuance of warrants	—	—	398	—	—	—	—	398
Exercise of stock options	42,705	—	92	—	—	—	—	92
Deferred compensation related to stock option grants	—	—	50	—	(50)	—	—	—
Amortization of deferred compensation	—	—	—	—	16	—	—	16
Accretion of preferred stock	—	—	(678)	—	—	—	(904)	(1,582)
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(2,601)	(2,601)

Total comprehensive loss								(2,574)

Balance at December 31, 2004	4,693,330	47	—	(1,520)	(34)	27	(30,258)	(31,738)
Exercise of stock options	285,020	3	238	—	—	—	—	241
Deferred compensation related to stock-option grants	—	—	—	—	1	—	(1)	—
Amortization of deferred compensation	—	—	—	—	14	—	—	14
Repurchase of 392,731 shares of common stock	—	—	—	(1,763)	—	—	—	(1,763)
Accretion of preferred stock	—	—	(238)	—	—	—	(1,662)	(1,900)
Accretion of redeemable common stock	—	—	—	—	—	—	(6)	(6)
Initial public offering, net of offering costs	5,000,000	50	39,971	—	—	—	—	40,021
Conversion of preferred stock	5,826,668	58	30,489	—	—	—	—	30,547
Issuance of stock options to non-employee	—	—	10	—	—	—	—	10
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	(5,064)	(5,064)

Total comprehensive loss								(5,039)

Balance at December 31, 2005	15,805,018	$158	$70,470	$(3,283)	$(19)	$52	$(36,991)	$30,387

See accompanying notes.

Vocus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(2,710)	$(2,601)	$(5,064)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of a change in accounting principle	(896)	—	—
Depreciation and amortization of property and equipment	520	397	784
Amortization of intangible assets	1,266	1,373	2,007
Loss on disposal of assets	—	5	—
Stock-based compensation	493	16	1,030
Provision for doubtful accounts	116	(54)	51
Changes in operating assets and liabilities:
Accounts receivable	(2,073)	(343)	(1,691)
Prepaid royalty fees	(578)	(575)	660
Other current assets	113	(210)	(462)
Other assets	—	(165)	7
Accounts payable	(334)	196	(214)
Accrued compensation	368	427	53
Accrued expenses	551	321	(144)
Deferred revenue	2,694	3,265	4,701
Other liabilities	22	15	18

Net cash (used in) provided by operating activities	(448)	2,067	1,736
Cash flows from investing activities
Cash paid for acquisitions	(1,914)	(2,613)	—
Purchases of property and equipment	(331)	(417)	(1,391)
Software development and information database costs	(71)	(312)	(2,241)
Purchases of short-term investments	—	—	(1,400)

Net cash used in investing activities	(2,316)	(3,342)	(5,032)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock and warrants, net of offering costs	2,974	4,975	—
Proceeds from initial public offering, net of offering costs	—	—	40,021
Repurchase of common stock	(1,000)	—	(2,769)
Proceeds from exercise of stock options	38	92	241
Proceeds from borrowings under revolving line of credit	—	2,389	4,416
Payments under revolving line of credit	—	—	(6,805)
Proceeds from notes payable	182	95	972
Payments on notes payable and capital lease obligations	(268)	(238)	(284)
Deferred financing costs	—	(72)	—

Net cash provided by financing activities	1,926	7,241	35,792
Effect of exchange rate changes on cash and cash equivalents	—	15	(23)

Net (decrease) increase in cash and cash equivalents	(838)	5,981	32,473
Cash and cash equivalents at beginning of year	2,411	1,573	7,554

Cash and cash equivalents at end of year	$1,573	$7,554	$40,027

Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$24	$288
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$16	$107
Conversion of preferred stock into common stock	$—	$—	$30,547
See accompanying notes.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Business Description
Organization and Description of Business
   Vocus, Inc. (Vocus or the Company) is a leading provider of on-demand software for corporate communications and public relations. The Company’s predecessor was incorporated in Florida in 1988. In 1999, the Company reincorporated in Delaware and changed its name to Vocus. The Company’s principal operations are located in Lanham, Maryland.

2.	Summary of Significant Accounting Policies
Principles of Consolidation
   The consolidated financial statements include the accounts of Vocus, Inc. and its wholly owned subsidiaries, including Vocus Europe Limited, the Company’s European subsidiary that was formed in April 2004. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
   The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Short-term Investments
   Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value based on quoted market rates. The net unrealized gains and losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax. As of December 31, 2005, the net unrealized gains on available-for-sale securities were not material. The Company owns no investments that are considered to be trading or held-to-maturity securities.
   The Company regularly monitors and evaluates the fair value of its investments to identify other than temporary declines in value. Management believes no such declines in value exist at December 31, 2005.
Allowances for Doubtful Accounts
   Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. These estimates are made by analyzing the status of significant past-due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad-debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit and collection policies and the financial strength of the Company’s customers. Receivables that are ultimately deemed uncollectible are charged off as a reduction of receivables and the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Deferred Financing Costs
   Direct financing costs are deferred and amortized using the straight-line method, which approximated the effective-interest method, as a component of interest expense over the term of related debt. These amounts are included in other assets.
Software Development and Information Database Costs
   The Company incurs software development costs related to its applications developed for subscription services and for management information systems. Costs are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property and equipment. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized using the straight-line method over the estimated useful life of the software, generally two years. All other development costs are expensed as incurred.
   The Company capitalized the costs to acquire and develop its proprietary information database. These costs are amortized using the straight-line method over the estimated useful life of thirteen years. Costs to maintain and update the information database are expensed as incurred.
Property and Equipment
   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded in income.
Intangible Assets
   Intangible assets consist of customer relationships, purchased technology, and covenants not to compete and resulted from acquisitions. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to four years.
Impairment of Long-Lived Assets
   Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.
Redeemable Stock
   The Company accounts for stock subject to provisions for redemption outside of its control as mezzanine equity. These securities are recorded at fair value at the date of issue and are accreted to the redemption amount at each balance sheet date. The resulting increases in the carrying amount of the redeemable stock are reflected through decreases in additional paid-in capital or, in the absence of additional paid-in capital, through accumulated deficit.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Foreign Currency and Operations
   The functional currency for the Company’s foreign subsidiary is the British pound. The translation of the subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income or loss, a separate component of stockholders’ deficit. Realized foreign currency transaction gains and losses are included in other income or expense in the consolidated statements of operations.
Comprehensive Loss
   Comprehensive loss includes the Company’s net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders, and is disclosed in the consolidated statements of stockholders’ equity. Other comprehensive income or loss includes foreign currency translation adjustments and unrealized gains and losses on short-term investments classified as available-for-sale securities.
Revenue Recognition and Accounting Change
   The Company derives its revenues principally from subscription arrangements permitting customers to access and utilize the Company’s on-demand software and from providing related professional services. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable.
   Subscription agreements generally contain multiple service elements and deliverables. These elements include access to the Company’s on-demand software and often specify initial services including implementation and training. Subscription agreements do not provide customers the right to take possession of the software at any time.
   Prior to 2003, the Company recognized the initial service fees specified in multiple element subscription arrangements over the estimated customer life of three years. Subscription fees were recognized over the subscription period, which is typically one year. On January 1, 2003, the Company changed its revenue recognition policy to define all elements in its multiple element subscription arrangements as a single unit of accounting and, now, recognizes all associated fees over the subscription period. This change was made to comply with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), issued by the Emerging Issues Task Force of the Financial Accounting Standards Board in May 2003. EITF 00-21 was issued to address how companies should determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance in EITF 00-21, the Company determined that it does not have objective and reliable evidence of the fair value of the subscription fees after delivery of specified initial services. The Company therefore accounts for its subscription arrangements and its related service fees as a single unit of accounting. As a result, commencing in 2003, all revenue from multiple element subscription arrangements is recognized ratably over the term of the subscription. The subscription term commences on the later of the start date specified in the subscription arrangement or the date access to the software is provided to the customer. Upon adoption of EITF 00-21 on January 1, 2003, the Company recorded a cumulative effect of a change in accounting principle of $896,000, or $0.23 per share, representing the unrecognized revenue that would have been recognized in prior periods had the Company applied EITF 00-21 since inception.
   The Company recognizes revenue from professional services sold separately from subscription arrangements as the services are performed. The Company also has entered into a royalty agreement with a reseller of its application service. The Company recognizes this revenue over the term of the end-user subscription upon obtaining persuasive evidence, which includes monthly notification from the reseller, that the service has been sold and delivered.
   In connection with the acquisition of Gnossos and PAT (Note 4), the Company acquired corporate communications and government relations software. The Company does not enter into new licenses for the Gnossos and PAT software,

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
but continues to provide maintenance and support under contracts generally with a term of one year. Revenue is recognized ratably over the service period.
Deferred Revenue
   Deferred revenue consists of billings to customers in advance of revenue recognition. Deferred revenue to be recognized in the succeeding 12-month period is included in current deferred revenue with the remaining amounts included in noncurrent deferred revenue.
Royalty Fees
   The Company incurs royalty fees related to content provided by third-party vendors and used by the Company’s customers. Amounts paid for royalty fees are deferred and are recognized ratably as cost of revenues over the same period in which the related revenues are recognized. The current portion and the long-term portion of the deferred royalty fees are included in prepaid royalty fees and other assets, respectively, in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2003, 2004 and 2005 was $390,000, $1,244,000 and $1,520,000, respectively.
   During 2005, the Company developed its own content to replace a significant portion of its acquired third-party content. In August 2005, the Company began providing its internally-developed content to its customers and ceased providing the replaced third-party content. Because the Company’s customers ceased using the third-party content, the Company accelerated the amortization of the related prepaid royalty fees. In addition, the Company is required to make minimum annual payments under the related data resale agreement with the third-party. The effect of the release of the Company’s internally-developed content and the related cessation of the use of the third-party’s content resulted in a charge of $1.4 million for the year ended December 31, 2005 related to the accelerated amortization of the prepaid royalty fees and the accrual of the contractual minimum payments. The data resale agreement was subsequently terminated.
Sales Commissions
   Sales commissions, including commissions related to deferred revenue, are expensed when a subscription agreement is executed by the customer.
Advertising Costs
   The Company expenses advertising costs as incurred. For the years ended December 31, 2003, 2004 and 2005, advertising costs were $187,000, $920,000 and $1,141,000, respectively.
Stock-Based Compensation
   The Company accounts for its stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for awards with pro rata vesting is recognized on a straight-line basis over the related vesting period. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. SFAS No. 123 requires the disclosure of pro forma data in the notes to the financial statements if the fair value method is not adopted.
   Pro forma net loss attributable to common stockholders per share data has been determined as if the Company had accounted for its stock-based awards using the fair-value based method. For all grants prior to June 15, 2005, the date the Company filed a registration statement with the Securities and Exchange Commission to sell its common stock in a public offering, the Company used the minimum value method. The minimum value method assumes that the fair value of an award is equal to the excess of the fair value of the underlying common stock at the date of grant over

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option.
   For all stock options granted after June 15, 2005, the Company used the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.
   The following assumptions were used in calculating pro forma stock-based compensation expense:

	Year Ended		Six Months Ended
	December 31,
			June 30,	December 31,
	2003	2004	2005	2005

Dividend yield	0%	0%	0%	0%
Average risk-free interest rate	3.2%	4.2%	4.2%	4.4%
Expected life (years)	4	4	4	4-6
Stock price volatility	(* )	(* )	(* )	52%-53%

(*)	Assumption is not applicable to minimum value method
   The weighted-average fair value of options granted during the years ended December 31, 2003, 2004 and 2005 was $0.30, $1.02 and $3.97, respectively.
   Had compensation cost for the Company’s stock-based awards been determined based on the fair-value method at the grant dates, the Company’s net loss attributable to common shareholders would have been increased or decreased to the pro forma amounts indicated below (dollars in thousands, except per share data):

	Year Ended December 31,

	2003	2004	2005

Net loss attributable to common stockholders, as reported	$(4,257)	$(4,183)	$(6,964)
Stock-based compensation expense as reported	—	16	1,030
Pro forma stock-based compensation expense	(49)	(57)	(231)

Pro forma net loss attributable to common stockholders	$(4,306)	$(4,224)	$(6,165)

Net loss attributable to common stockholders per share:
As reported	$(1.07)	$(1.04)	$(1.43)
Pro forma	$(1.08)	$(1.05)	$(1.27)
Concentrations of Credit Risk
   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company generally maintains its cash, cash equivalents and short-term investments with various nationally recognized financial institutions. Short-term investments consist of investment grade, interest bearing securities. Customers are granted credit on an unsecured basis. Management monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.
   As of December 31, 2004 and December 31, 2005, total assets located outside the United States were approximately 2% and 1% of total assets, respectively. Revenues from sales to customers outside the United States were

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
approximately 4%, 5% and 6% of total revenues for the years ended December 31, 2003, 2004 and 2005, respectively.
Fair Value of Financial Instruments
   The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term nature.
Income Taxes
   Income taxes are provided utilizing the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax-credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Net Loss Attributable to Common Stockholders Per Share
   Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
   The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31,

	2003	2004	2005

Options to purchase common stock	1,092,071	1,100,082	2,468,351
Warrants to purchase common or preferred stock	232,534	361,446	361,446
Shares of common stock into which outstanding preferred stock is convertible	5,098,197	5,826,668	—

Total options, warrants, and preferred stock exercisable or convertible into common stock	6,422,802	7,288,196	2,829,797

   Prior to the completion of the Company’s initial public offering, 206,016 warrants to purchase Series B preferred stock were outstanding. Upon completion of the Company’s initial public offering, all of the outstanding warrants to purchase Series B preferred stock were converted into warrants to purchase common stock.
   If the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.
Segment Data
   The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments of its business.
Recent Accounting Pronouncements
   In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative.
   The Company will adopt the provisions of Statement 123(R) on January 1, 2006, using the modified prospective method. Unvested stock-based awards issued prior to June 15, 2005, the date that the Company filed a registration statement to publicly sell its equity securities, and disclosed in the accompanying consolidated financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option pricing model), will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after June 15, 2005 and through December 31, 2005 which have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value determined using the Black-Scholes option pricing model and disclosed in the historical financial statements in accordance with the provisions of SFAS No. 123. See also Note 2, Stock-Based Compensation.
   As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, recognizes no compensation cost when employee stock options are granted with exercise prices equal to the fair value of the shares on the date of grant. Accordingly, the adoption of Statement 123(R)’s for value method may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future.

3.	Initial Public Offering of Common Stock and Reverse Stock Split
Initial Public Offering of Common Stock
   On December 7, 2005, the Company completed the sale of 5,000,000 shares of common stock, at a public offering price of $9.00 per share. A total of $45,000,000 in gross proceeds was raised in the initial public offering. After deducting the underwriters’ commissions and offering expenses of $4,979,000, net proceeds of the offering were $40,021,000. All of the outstanding shares of redeemable convertible preferred stock were converted into shares of common stock, on a one-for-one basis, at the closing of the offering. In addition, warrants to acquire shares of Series B redeemable convertible preferred stock were converted, on a one-for-one basis, into warrants to acquire common stock. In connection with the initial public offering, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorized the Company to issue 90,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
   On January 6, 2006, in connection with the full exercise of the underwriters’ over-allotment option, 750,000 additional shares of common stock were sold on behalf of certain selling stockholders at the initial public offering price to the public of $9.00 per share, for an aggregate offering price of $6,750,000. The Company did not receive any proceeds from the sale of these additional shares.
Reverse Stock Split
   In October 2005, the Company effected a 3-for-1 reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

4.	Acquisitions
Gnossos
   On November 8, 2004, the Company acquired substantially all of the assets of Gnossos Software, Inc. (Gnossos), a provider of software to manage corporate communications and government relations. The operating results of Gnossos have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase consideration consisted of $2,500,000 of cash, 29,128 shares of common stock with an estimated fair value of

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
$4.77 per share, 29,128 shares of redeemable common stock with an estimated fair value of $6.27 per share, and $400,000 payable to the seller in three installments from January 2006 through July 2007. The deferred payments bear interest at 3.6% and the related liability has been included in notes payable in the accompanying consolidated balance sheets as of December 31, 2004 and 2005. The holder of the redeemable common stock may require the Company to repurchase these shares for an aggregate amount of $200,000 in November 2007. To determine the estimated fair value of the Company’s common stock issued to the seller, management and the board of directors used a market approach. A market approach uses direct comparisons to other comparable public enterprises and their equity securities or transactions in their securities to estimate fair value, and adjusts public enterprise valuations for lower marketability of equity securities of private companies. Management and the board of directors also considered observable cash transactions in preferred stock issued by the Company, adjusted for differences in relevant rights associated with the preferred stock when compared to common stock.
   The aggregate purchase consideration consisted of the following (dollars in thousands):

Cash paid to seller	$2,500
Common stock	139
Redeemable common stock	183
Deferred payments due to seller	400
Transaction costs	112

$3,334

   The Company has allocated the purchase price based upon the estimated fair value of the net assets acquired, as follows (dollars in thousands):

Customer relationships (amortization period of 4 years)	$3,015
Purchased technology (amortization period of 2 years)	701
Property and equipment	18
Assumed liabilities	(400)

Total	$3,334

   The weighted-average amortization period for the intangible assets acquired is 3.6 years.
   The unaudited pro forma consolidated results of operations presented below assume that the Gnossos acquisition occurred on January 1, 2003 (dollars in thousands, except per share data):

	Year Ended
	December 31,

	2003	2004

Pro forma revenues	$17,044	$21,600

Pro forma net loss	$(3,822)	$(3,674)
Attention of preferred stock	(1,547)	(1,582)

Pro forma net loss attributable to common stockholders	$(5,369)	$(5,256)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(1.33)	$(1.29)

   These pro forma results are not necessarily indicative of future operating results or those that would have occurred had the acquisition been consummated on January 1, 2003.
PR Solutions
   On July 2, 2003, the Company acquired the assets of the PR Solutions product line from the LexisNexis division of Reed Elsevier Inc. The PR Solutions product line consisted of an in-depth database of journalist and media organization contacts, profiles and pitching tips and related software, contact directory, and email newsletters. The acquired assets and liabilities consisted primarily of a note receivable, web site content, intellectual property, and

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
customer contracts and relationships. The purchase consideration consisted solely of contingent consideration equal to 25% of collected customer revenues for a one-year period ending in July 2004. Payments were due in installments with the final payment due in October 2004. At the acquisition date, the Company recorded the net assets acquired at their estimated fair value of approximately $134,000 and recorded a liability to the seller of $134,000. In 2004, the Company paid all of its obligations to the seller.
Public Affairs Technologies
   On January 24, 2003, the Company acquired substantially all of the assets of Public Affairs Technologies (PAT), a provider of software to manage corporate communications and public relations. The operating results of PAT have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase consideration consisted of cash and 185,556 shares of common stock with an estimated fair value of $2.46 per share. To determine the estimated fair value of the Company’s common stock issued to the seller, management and the board of directors concluded that the contemporaneous Series B preferred stock transaction, adjusted for differences in relevant rights associated with the preferred stock when compared to common stock, provided the best evidence of the fair value of the common stock.
   The aggregate purchase consideration consisted of the following (dollars in thousands):

Cash paid to seller	$1,837
Common stock	457
Transaction costs	77

$2,371

   The Company allocated the purchase price based upon the estimated fair value of the net assets acquired, as follows (dollars in thousands):

Customer relationships (amortization period of 3 years)	$2,296
Purchased technology (amortization period of 2 years)	725
Covenants not to compete (amortization period of 3 years)	282
Assumed liabilities	(932)

Total	$2,371

   The weighted-average amortization period for the intangible assets acquired is 2.7 years.
   Because the PAT results of operations for the period from January 1, 2003 to January 23, 2003 were not material, the pro forma combined results of operations for the year ended December 31, 2003 are not presented. These pro forma combined results of operations would not differ materially from the historical results of operations.
5. Short-Term Investments
   The components of cash and cash equivalents and short-term investments at December 31, 2005 are as follows (dollars in thousands):

		Unrealized		Fair
				Market	Cash and Cash	Short-term
	Cost	Gains	Losses	Value	Equivalents	Investments

Cash	$6,424	$—	$—	$6,424	$6,424	$—
Money Market funds	6,733	—	—	6,733	6,733	—
Commercial paper	26,870	—	—	26,870	26,870	—
Corporate notes and bonds	1,400	—	—	1,400	—	1,400

Total	$41,427	$—	$—	$41,427	$40,027	$1,400

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
   The contractual maturities of short-term investments are due within one to five years. All short-term investments are classified as available-for-sale securities.
   There were no realized gains or losses from sales of short-term investments in 2005.
6. Property, Equipment and Software
   Property and equipment consisted of the following (dollars in thousands):

	December 31,

	2004	2005

Purchased software, computer and office equipment	$1,448	$2,463
Office furniture	237	344
Leasehold improvements	385	646
Equipment under capital lease obligations	911	1,018
Capitalized software development costs	111	297
Information database costs	272	2,327

	3,364	7,095
Less accumulated depreciation and amortization	(2,152)	(2,934)

Property, equipment and software, net	$1,212	$4,161

   Depreciation expense on equipment under capital leases was $65,000, $38,000 and $27,000 for the years ended December 31, 2003, 2004 and 2005, respectively.
7. Intangible Assets
   Intangible assets at December 31, 2004 consisted of the following (dollars in thousands):

		Gross
	Useful Life in	Carrying	Accumulated	Net Carrying
	Years	Amount	Amortization	Amount

Customer relationships	3 - 4	$5,545	$(1,817)	$3,728
Purchased technology	2	2,011	(1,315)	696
Covenants not-to-compete	3	282	(180)	102

Total		$7,838	$(3,312)	$4,526

   Intangible assets at December 31, 2005 consisted of the following (dollars in thousands):

		Gross
	Useful Life in	Carrying	Accumulated	Net Carrying
	Years	Amount	Amortization	Amount

Customer relationships	3 - 4	$5,545	$(3,328)	$2,217
Purchased technology	2	2,011	(1,717)	294
Covenants not-to-compete	3	282	(274)	8

Total		$7,838	$(5,319)	$2,519

   Future expected amortization of intangible assets at December 31, 2005 was as follows (dollars in thousands):

2006	$1,126
2007	760
2008	633

$2,519

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
8. Debt
Revolving Line of Credit
   In November 2004, the Company entered into a $7,000,000 Secured Revolving Line of Credit Loan Agreement (the Revolving Loan Agreement) with a financial institution. Borrowings accrued interest at the bank’s prime rate, and interest was payable on a monthly basis. All principal amounts outstanding were due and payable on October 31, 2007. Borrowings were secured by a call agreement between the financial institution and certain preferred stockholders. Under the terms of the call agreement, in the event that the Company was in default under the Revolving Loan Agreement, the preferred stockholders would be required to make the payments due for any outstanding obligations under the Revolving Loan Agreement. The outstanding borrowings as of December 31, 2004 were $2,389,000. As of December 31, 2005, all outstanding borrowings were paid in full, and the Revolving Loan Agreement was subsequently terminated.
Term Loans and Equipment Line of Credit
   In November 2004, the Company repaid all outstanding amounts on its previous equipment line of credit and term loans. In November 2004, the Company entered into a Secured Revolving Equipment Line of Credit (the Equipment Line) that provides for borrowings up to $800,000. In June 2005, the Company modified its Equipment Line to increase the maximum borrowings by $500,000 to $1.3 million. Outstanding borrowings under the Equipment Line convert to term loans with principal and interest payments payable monthly over a maximum period of 36 months depending on the date of the borrowing and asset purchased. Borrowings bear interest at the bank’s prime rate (7.25% at December 31, 2005), and interest is payable monthly. The Equipment Line is collateralized by substantially all of the Company’s equipment. Outstanding borrowings under the term loans were $186,000 at December 31, 2004, including $101,000 classified as current.
   Future minimum principal payments under the term loans and Gnossos note payable (see Note 4) outstanding at December 31, 2005 are as follows (dollars in thousands):

2006	$615
2007	551
2008	123
2009	2

Total future minimum principal payments	$1,291
Less current portion	(615)

Long-term portion	$676

9.	Redeemable Convertible Preferred Stock
   In January 2000, the Company issued 1,719,542 shares of Series A Redeemable Convertible Preferred Stock (Series A) at a price of $1.1631 per share for proceeds of $1,943,000, net of $57,000 of issuance costs.
   In October 2000, the Company issued 1,730,530 shares of Series B Redeemable Convertible Preferred Stock (Series B) at a price of $4.854 per share for proceeds of $8,320,000, net of $80,000 of issuance costs. In June 2001, the Company issued an additional 1,030,077 shares of Series B at a price of $4.854 per share for proceeds of $4,928,000, net of $72,000 of issuance costs. In January 2003, the Company issued an additional 618,048 shares of Series B at a price of $4.854 per share along with warrants to purchase 206,016 shares of Series B for proceeds of $2,974,000, net of $26,000 of issuance costs. In connection with the issuance of Series B, the Board of Directors authorized the purchase of 206,016 shares of common stock from two executives for a price per share of $4.854. The estimated fair value of the shares was $2.46 per share and the resulting premium paid for the common stock of $493,000 was recorded as compensation expense in the year ended December 31, 2003.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
   In December 2004, the Company issued 728,471 shares of Series C Redeemable Convertible Preferred Stock (Series C) at a price of $6.8637 per share along with warrants to purchase 128,912 shares of common stock for proceeds of $4,975,000, net of $25,000 of issuance costs.
   In December 2005, the Series A, Series B, and Series C were converted into common stock on a one-for-one basis in connection with the Company’s initial public offering (see Note 3).
   The holders of the Series A preferred stock were entitled to receive cumulative dividends equal to 10% per annum of the original issue price per share. The holders of the Series B and Series C preferred stocks were entitled to receive cumulative dividends equal to 8% per annum of the original issue price per share. No dividends were paid to the Series A, Series B, and Series C holders, and upon the conversion of the preferred stock in connection with the Company’s initial public offering, all accrued but unpaid dividends were waived.
   The changes in Series A, Series B and Series C are as follows (dollars in thousands):

	Series A		Series B		Series C

	Shares	Amount	Shares	Amount	Shares	Amount	Total

Balance at January 1, 2003	1,719,542	$2,568	2,760,607	$15,399	—	$—	$17,967
Issuance of Series B	—	—	618,048	2,368	—	—	2,368
Issuance of Series B warrants	—	—	—	606	—	—	606
Accretion	—	211	—	1,336	—	—	1,547

Balance at December 31, 2003	1,719,542	2,779	3,378,655	19,709	—	—	22,488
Issuance of Series C	—	—	—	—	728,471	4,577	4,577
Accretion	—	213	—	1,355	—	14	1,582

Balance at December 31, 2004	1,719,542	2,992	3,378,655	21,064	728,471	4,591	28,647
Accretion	—	187	—	1,257	—	456	1,900
Conversion	(1,719,542)	(3,179)	(3,378,655)	(22,321)	(728,471)	(5,047)	(30,547)

Balance at December 31, 2005	—	$—	—	$—	—	$—	$—

10.	Warrants
   In August 2001, in connection with a line of credit agreement, the Company issued warrants to purchase 13,185 shares of the Company’s common stock with an exercise price of $4.74 per share. The fair value of these warrants was $21,000, which was recorded as a debt discount that has been fully amortized as interest expense. The warrants expire in August 2008 and were exercisable upon issuance.
   In November 2002, in connection with a line of credit agreement, the Company issued warrants to purchase 13,333 shares of the Company’s common stock with an exercise price of $2.46 per share. The fair value of these warrants was $24,000, which was recorded as a debt discount that has been fully amortized as interest expense. The warrants expire in November 2012 and were exercisable upon issuance.
   In January 2003, in connection with the issuance of additional shares of Series B, the Company issued warrants to purchase 206,016 shares of Series B with an exercise price of $4.85 per share. The warrants expire in January 2008 and were exercisable upon issuance. The proceeds from the sale of the Series B were allocated to the Series B and the warrants based on their estimated relative fair values. The value allocated to the warrants is included in the Series B balance in the accompanying consolidated balance sheet as of December 31, 2004 and was determined to be $606,000 based upon the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0%, expected life of 5 years, volatility of 100% and no dividends. In connection with the Company’s initial public offering, the warrants to acquire shares of Series B were converted, on a one-for-one basis, into warrants to acquire common stock.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
   In December 2004, in connection with the issuance of shares of Series C, the Company issued warrants to purchase 128,912 shares of common stock with an exercise price of $4.77 per share. The warrants expire in January 2014 and were exercisable upon issuance. The proceeds from the sale of Series C were allocated to the Series C and the warrants based on their estimated relative fair values. The value allocated to the warrants was determined to be $398,000 based upon the Black-Scholes option pricing model with the following assumptions: estimated fair value of the common stock of $4.77 per share, risk-free interest rate of 4.3%, expected life of 9 years, volatility of 60%, and no dividends.

11.	Employee Benefit Plans
Stock Option Plans
   The Company’s 1999 Stock Option Plan and the 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, independent contractors, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 2,600,000 shares have been reserved for future issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms and option exercise prices of the stock options. Options granted under the Plans have a 10-year term and generally vest annually over a three- or four-year period. At December 31, 2005, options to purchase 2,468,351 shares were outstanding and 1,322,750 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan.
   The following table summarizes the activity of the Plans:

		Range of	Weighted-Average
		Exercise	Exercise Price Per
	Number of Options	Prices	Share

Balance at January 1, 2003	1,002,357	0.30 – 2.46	1.02
Granted	174,818	2.46	2.46
Exercised	(46,953)	0.30 – 2.46	0.82
Forfeited or cancelled	(38,151)	0.30 – 2.46	2.20

Balance at December 31, 2003	1,092,071	2.46 – 2.46	1.22
Granted	102,540	2.46 – 4.77	3.36
Exercised	(42,705)	0.30 – 2.46	2.16
Forfeited or cancelled	(51,824)	0.30 – 3.99	2.55

Balance at December 31, 2004	1,100,082	0.30 – 4.77	1.32
Granted	1,703,047	4.77 – 9.00	7.96
Exercised	(285,020)	0.30 – 2.99	0.85
Forfeited or cancelled	(49,758)	0.30 – 9.00	3.11

Balance at December 31, 2005	2,468,351	0.30 – 9.00	5.92

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
   The following details the outstanding options at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	as of	Contractual	Exercise	as of	Exercise
Price	12/31/05	Life	Price	12/31/05	Price

$0.30 – $1.50	404,158	4.0	$0.30	404,158	$0.30
$1.51 – $3.00	326,925	6.4	2.46	233,603	2.46
$3.01 – $4.50	35,656	8.7	3.99	7,781	3.99
$4.51 – $6.00	404,706	9.0	4.77	2,677	4.77
$6.01 – $7.50	19,656	9.4	6.54	—	—
$7.51 – $9.00	1,277,250	9.9	9.00	1,937	9.00

	2,468,351	8.3	$5.92	650,156	$1.16

   Options to purchase 735,185 and 817,262 shares of the Company’s common stock were exercisable at December 2003 and 2004, with a weighted-average per share exercise price of $0.66 and $0.83 per share, respectively.
   Except for 38,662 options granted in 2004, the exercise prices for all options granted were equal to the estimated grant date fair value of the common stock. During February and April 2004, the Company issued 38,662 options to purchase common stock with an exercise price of $2.46 per share and an estimated fair value of the underlying common stock of $3.99 per share. The aggregate intrinsic value of $59,160 is being recognized as compensation expense over the vesting period of the options.
   In December 2005, the Company issued options to purchase common stock to a non-employee. The fair value of these options of $10,000 has been recognized in 2005 as compensation expense.
Common Stock Repurchases
   In 2005, the Company purchased an aggregate of 392,731 shares of common stock from an officer of the Company and certain former employees at a price of $7.05 per share, the estimated fair value of the shares on the date of purchase. Certain of these shares of common stock were obtained by former employees through stock option exercises within the six-month period preceding the purchase by the Company. These purchases resulted in stock-based compensation equal to the amount the Company paid to acquire the common stock, reduced by the amount paid by the employee upon exercise of the stock option, or an aggregate of $1.0 million for the year ended December 31, 2005.
Employee Savings Plan
   The Company sponsors a defined-contribution and profit-sharing plan under section 401(k) of the Internal Revenue Code (the Vocus 401(k) plan). The Vocus 401(k) plan provides tax-deferred salary deductions for eligible employees. The Company may make matching and other discretionary contributions to the Vocus 401(k) plan. Total plan expenses for the years ended December 31, 2003, 2004 and 2005 were approximately $14,000, $66,000 and $76,000, respectively.

12.	Income Taxes
   The Company incurred losses for all periods presented, and accordingly, no income taxes have been provided in the accompanying consolidated statements of operations. A valuation allowance has been recorded to completely offset the carrying value of the Company’s net deferred tax asset because of the inability to predict future taxable income. For all periods presented, the net tax provision was comprised primarily of a deferred tax benefit which was offset by increases in the valuation allowance of the same amount. The tax provision differed from the expected tax benefit,

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
computed by applying the U.S. Federal statutory rate to the loss before income taxes, principally due to the effect of increases in the valuation allowance. The Company’s net deferred tax asset consisted of the following (dollars in thousands):

	December 31,

	2004	2005

Deferred tax assets (liabilities):
NOLs	$6,795	$8,505
Allowance for doubtful accounts	76	74
Deferred revenue	2,028	2,468
Depreciation	337	350
Intangible asset amortization	630	352
Accrued expenses	223	254
Other	(69)	(66)

	10,020	11,937
Valuation allowance	(10,020)	(11,937)

Net deferred tax asset	$—	$—

   At December 31, 2005, the Company had net operating loss (NOL) carryforwards of approximately $22.6 million, substantially all of which relate to the United States and will begin to expire in 2021. The realization of the benefits of the NOL carryforwards is dependent on sufficient taxable income in future years. The utilization of a portion of the NOL carryforwards will be subject to an annual limitation due to prior changes in ownership. Additionally, despite the NOL carryforwards, the Company may have a future tax liability due to alternative minimum tax or state tax requirements.

13.	Commitments and Contingencies
Purchase Commitments
   The Company has entered into various content resale arrangements with vendors whereby the vendors license media data and news content for distribution by the Company. As of December 31, 2005, minimum required payments in future years under these arrangements are $383,000 and $106,000 in 2006 and 2007, respectively.
Leases
   The Company has various noncancelable operating leases, primarily related to real estate, that expire through 2011. Rent expense was $493,000, $541,000 and $822,000 for the years ended December 31, 2003, 2004, and 2005, respectively. The Company also leases computer and office equipment under noncancelable capital leases that expire through 2010.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
   Future minimum lease payments under noncancelable operating and capital leases at December 31, 2005 are as follows (dollars in thousands):

	Operating	Capital
	Leases	Leases

2006	$590	$34
2007	486	32
2008	413	26
2009	379	25
2010	387	18
2011 and thereafter	163	—

Total future minimum payments	$2,418	135

Less amount representing interest		(19)
Less current portion		(27)

Long-term capital lease obligations		$89

Letter of Credit
   The Company has established a letter of credit in favor of its landlord. The letter of credit is collateralized by a $270,000 certificate of deposit. The certificate of deposit matures in 2011, and the balance plus accrued interest is included in other assets in the accompanying consolidated balance sheets. As of December 31, 2005, the letter of credit remained outstanding; however, no amounts had been drawn against it. The letter of credit renews annually through April 2011.
Litigation and Claims
   The Company is subject to lawsuits, investigations, and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, government regulation, and employment matters. In the opinion of management based on all known facts, all such matters are either without merit or are of such kind, or involve such amounts that would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.
14. Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(Dollars in thousands, except per share amounts)
Summary consolidated statement of operations data:
Revenues	$4,612	$5,034	$5,162	$5,585	$6,100	$6,794	$7,297	$7,871
Gross profit(1)	3,665	4,002	4,075	4,283	4,643	5,263	4,149	6,071
Net loss attributable to common stockholders	(1,052)	(943)	(906)	(1,282)	(1,457)	(1,237)	(3,485)	(785)
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.26)	$(0.23)	$(0.22)	$(0.31)	$(0.35)	$(0.29)	$(0.86)	$(0.11)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	4,004,813	4,016,558	4,028,894	4,079,547	4,168,621	4,327,914	4,031,908	6,921,331

(1)	Gross profit for the three months ended September 30, 2005 and December 31, 2005 includes $1,449 and $(50) of accelerated amortization of prepaid royalty fees and contract termination costs.

Vocus, Inc.
Schedule II — Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at
	Beginning	Charged to			Balance at
	of Period	Expense	Deductions		End of Period

Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 31, 2003	$215	$116	$(51	)(1)	$280
Year ended December 31, 2004	280	(54)	(27	)(1)	199
Year ended December 31, 2005	199	51	(57	)(1)	193

Deferred tax valuation allowance (deducted from net deferred taxes)
Year ended December 31, 2003	$6,573	$1,939	$—		$8,512
Year ended December 31, 2004	8,512	1,508	—		10,020
Year ended December 31, 2005	10,020	1,917	—		11,937

(1)	Uncollectible accounts written-off, net of recoveries.

II-1

Index to Exhibits

Exhibit Numbers		Exhibits

3	.1(6)	Fifth Amended and Restated Certificate of Incorporation
3	.2(6)	Amended and Restated Bylaws
4	.1(4)	Specimen common stock certificate
10	.1(1)	Warrant to purchase common stock issued to PNC Bank, dated as of August 24, 2001
10	.2(1)	Warrant to purchase common stock issued to Comerica Bank — California dated as of November 19, 2002.
10	.3(1)	Form of warrant to purchase common stock and schedule of details omitted therefrom.
10	.4(1)	Form of warrant to purchase Series B preferred stock and schedule of details omitted therefrom.
10	.5(1)	1999 Stock Option Plan.
10	.6(1)	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.
10	.7(5)	2005 Stock Award Plan.
10	.8(5)	Form of Option Agreement under Registrant’s 2005 Stock Award Plan.
10	.9(1)	Third Amended and Restated Registration Rights Agreement among the Registrant and the other parties named therein, dated as of December 20, 2004.
10	.10(1)	Agreement of Lease, dated December 21, 2000, between MOR FORBES LLLP and Registrant as amended.
10	.11(1)	Loan Agreement between the Registrant and Mercantile-Safe Deposit and Trust Company, dated as of November 8, 2004.
10	.12(1)	Asset Purchase Agreement, dated as of November 8, 2004, among the Registrant, Vocus GS Holdings LLC, Gnossos Software, Inc. and Steven Robert Kantor.
10	.13(5)	Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors.
10	.14(2)	Data Distribution License Agreement between the Registrant and Gale Group, Inc., dated October 15, 2004.
10	.15(2)	Data Distribution License Agreement between the Registrant and Gale Group, Inc., dated December 13, 2004.
10	.16(2)	Agreement between the Registrant and PR Newswire Association, Inc., dated March 14, 2001.
10	.17(2)	License Agreement between the Registrant and PR Newswire Association LLC, dated August 1, 2003, as amended.
10	.18(2)	Agreement between the Registrant and PR Newswire Association, Inc., dated August 1, 2003, as amended.
10	.19(2)	Development and Support License Agreement between the Registrant and Moreover Technologies, Inc., dated July 30, 2004.
10	.20(2)	Reseller Agreement between the Registrant and Moreover Technologies, Inc., dated July 30, 2004.
10	.21(2)	Redemption Agreement between the Registrant and Robert Lentz, dated July 1, 2005.
10	.22(2)	Qwest Master Internet Market Service Agreement between the Registrant and Quest Communications Corporation, dated September 15, 2004.
10	.23(3)	Call Agreement executed by Lazard Technology Partners II LP, Sterling Venture Partners, L.P. and Sterling SVP Executive Fund, L.P. for the benefit of Mercantile-Safe Deposit and Trust Company, dated November 2004.
10	.24(7)	Form of Employment Agreement for Richard Rudman, Robert Lentz and Stephen Vintz, and schedule of details omitted therefrom.
10	.25(7)	Form of Employment Agreement for William Donnelly and Norman Weissberg, and schedule of details omitted therefrom.
10	.26(5)	Summary of board of directors compensation.
21	.1(1)	List of subsidiaries.
23	.1*	Consent of Ernst & Young LLP
24	.1*	Power of Attorney (included on the signature page to this report).

Exhibit Numbers		Exhibits

31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on August 5, 2005.

(3)	Incorporated by reference to an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on September 9, 2005.

(4)	Incorporated by reference to an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on November 9, 2005.

(5)	Incorporated by reference to an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on December 6, 2005.

(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 12, 2005.