Form 10-Q
period 2006-03-31
Vocus, Inc.
filed 2006-05-12
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006
Commission File Number 000-51644

Vocus, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1806705
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4296 Forbes Boulevard
Lanham, Maryland 20706
(301) 459-2590
(Address including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

As of May 5, 2006, 15,080,147 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2005	2006
		(Unaudited)
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,027	$40,109
Short-term investments	1,400	3,399
Accounts receivable, net of allowance for doubtful accounts of $193 and $199 at December 31, 2005 and March 31, 2006, respectively	6,012	4,744
Prepaid royalty fees	493	491
Other current assets	695	879

Total current assets	48,627	49,622
Property and equipment, net	4,161	4,019
Intangible assets, net:
Customer relationships, net	2,217	1,962
Purchased technology, net	294	207
Other intangible assets, net	8	—

Intangible assets, net	2,519	2,169
Other assets	529	546

Total assets	$55,836	$56,356

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268	$321
Accrued compensation	1,451	1,128
Accrued expenses	1,333	1,241
Current portion of notes payable and capital lease obligations	642	721
Current portion of deferred revenue	20,018	20,740

Total current liabilities	23,712	24,151
Notes payable and capital lease obligations, net of current portion	765	563
Other liabilities	105	110
Deferred revenue, net of current portion	678	606

Total liabilities	25,260	25,430

Redeemable common stock, $0.01 par value, 29,128 shares issued and outstanding	189	191
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 15,805,018 and 15,967,512 shares issued at December 31, 2005 and March 31, 2006, respectively; 14,794,241 and 14,956,735 shares outstanding at December 31, 2005 and March 31, 2006, respectively	158	160
Additional paid-in capital	70,470	70,987
Treasury stock, 1,010,777 shares at cost	(3,283)	(3,283)
Deferred compensation	(19)	—
Accumulated other comprehensive income	52	44
Accumulated deficit	(36,991)	(37,173)

Total stockholders’ equity	30,387	30,735

Total liabilities, redeemable stock and stockholders’ equity	$55,836	$56,356

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2006
	(Unaudited)
	(Dollars in thousands except per share data)

Revenues	$6,100	$8,262
Cost of revenues, including amortization expense of $132 and $89 for the three months ended March 31, 2005 and 2006, respectively	1,457	1,962

Gross profit	4,643	6,300
Operating expenses:
Sales and marketing	3,354	4,005
Research and development	596	739
General and administrative	1,228	1,927
Amortization of intangible assets	394	261

Total operating expenses	5,572	6,932

Loss from operations	(929)	(632)
Other income (expense):
Interest and other income	25	503
Interest expense	(47)	(21)

Total other income (expense)	(22)	482

Loss before provision for income taxes	(951)	(150)
Provision for income taxes	—	(32)

Net loss	(951)	(182)
Accretion on preferred stock	(508)	—

Net loss attributable to common stockholders	$(1,459)	$(182)

Net loss attributable to common stockholders per share:
Basic and Diluted	$(0.35)	$(0.01)
Weighted average shares used in computing per share amounts:
Basic and Diluted	4,168,621	14,965,271

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2006
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(951)	$(182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	119	275
Amortization of intangible assets	526	350
Stock-based compensation	4	378
Provision for doubtful accounts	(6)	8
Changes in operating assets and liabilities:
Accounts receivable	292	1,263
Prepaid royalty fees	(108)	2
Other current assets	62	(183)
Other assets	11	(17)
Accounts payable	663	50
Accrued compensation	(412)	(324)
Accrued expenses	(172)	(95)
Deferred revenue	312	643
Other liabilities	7	5

Net cash provided by operating activities	347	2,173

Cash flows from investing activities:
Purchases of short-term investments	—	(2,000)
Software development and information database costs	(795)	(10)
Purchases of property and equipment	(522)	(122)

Net cash used in investing activities	(1,317)	(2,132)

Cash flows from financing activities:
Proceeds from exercise of stock options	96	161
Proceeds from borrowings under revolving line of credit	825	—
Proceeds from notes payable	368	—
Payments on notes payable and capital lease obligations	(37)	(123)

Net cash provided by financing activities	1,252	38
Effect of exchange rate changes on cash and cash equivalents	(4)	3

Net increase in cash and cash equivalents	278	82
Cash and cash equivalents, beginning of period	7,554	40,027

Cash and cash equivalents, end of period	$7,832	$40,109

Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$15

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a leading provider of on-demand software for corporate communications and public relations. The Company’s principal operations are located in Lanham, Maryland.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value based on quoted market rates. The net unrealized gains and losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax. As of March 31, 2006, the net unrealized gains on available-for-sale securities were not material. The Company owns no investments that are considered to be trading or held-to-maturity securities.

The Company regularly monitors and evaluates the fair value of its investments to identify other than temporary declines in value. Management believes no such declines in value existed at March 31, 2006.

Revenue Recognition

The Company derives its revenues principally from subscription arrangements permitting customers to access and utilize the Company’s on-demand software and from providing related professional services. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable.

Subscription agreements generally contain multiple service elements and deliverables. These elements include access to the Company’s on-demand software and often specify initial services including implementation and training. Subscription agreements do not provide customers the right to take possession of the software at any time.

The Company considers all elements in its multiple element subscription arrangements as a single unit of accounting and recognizes all associated fees over the subscription period. In applying the guidance in Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), the Company determined that it does not have objective and reliable evidence of the fair value of the subscription fees after delivery of specified initial services. The Company therefore accounts for its subscription arrangements and its related service fees as a single unit of accounting. As a result, all revenue from multiple element subscription arrangements is recognized ratably over the term of the subscription. The subscription term commences on the later of the start date specified in the subscription arrangement or the date access to the software is provided to the customer.

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

In connection with the acquisitions of Gnossos Software, Inc. (Gnossos) and Public Affair Technologies (PAT), the Company acquired corporate communications and government relations software. The Company does not enter into new licenses for the Gnossos and PAT software, but continues to provide maintenance and support under contracts generally with a term of one year. Revenue is recognized ratably over the service period.

Deferred Revenue

Deferred revenue consists of billings to customers in advance of revenue recognition. Deferred revenue to be recognized in the succeeding 12-month period is included in current deferred revenue with the remaining amounts included in non-current deferred revenue.

Sales Commissions

Sales commissions, including commissions related to deferred revenue, are expensed when a subscription agreement is executed by the customer.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants has not been material. The Company applied the disclosure provisions under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation and related interpretations (SFAS No. 123) as if the fair value method had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value method, was included as a pro forma disclosure in the notes to the Company’s financial statements.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following illustrates the effect on the Company’s net loss attributable to common stockholders as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended March 31, 2005 (dollars in thousands, except per share data):

March 31, 2005

Net loss attributable to common stockholders, as reported	$(1,459)
Stock-based compensation, as reported	4
Pro forma stock-based compensation	(25)

Pro forma net loss attributable to common stockholders	$(1,480)

Basic and Diluted net loss attributable to common stockholders per share:
As reported	$(0.35)
Pro forma	$(0.36)

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), using the modified-prospective transition method for the unvested portion of stock-based compensation awards granted after the Company became a public entity. Because the Company did not complete its initial public offering until December 2005, the Company has applied the prospective method to the unvested portion of stock-based compensation awards granted prior to June 15, 2005, the date the Company first filed a registration statement with the Securities and Exchange Commission (SEC). Accordingly, the Company has not restated its financial results for prior periods. Under the prospective method, the Company will continue to account for stock-based compensation awards granted before June 15, 2005 using the intrinsic value method as prescribed by APB No. 25. Under the modified prospective method, stock-based compensation expense for all stock-based compensation awards granted after June 15, 2005, but not vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award.

  Income Taxes

Income taxes are provided utilizing the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax-credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by the valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company incurred losses for all periods presented. A valuation allowance has been recorded to completely offset the carrying value of the Company’s net deferred tax asset because of the inability to predict future taxable income. For the three months ended March 31, 2006, the Company recorded an income tax provision of $32,000 to reflect the increase in the valuation allowance for Alternative Minimum Tax (AMT) credits related to estimated 2006 AMT payments.

Net Loss Attributable to Common Stockholders Per Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

loss attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	Three Months Ended March 31,
	2005	2006

Options to purchase common stock	1,270,052	2,306,109
Warrants to purchase common stock	361,446	361,446
Shares of common stock into which outstanding preferred stock is convertible	5,826,668	—

Total options, warrants and preferred stock convertible into common stock	7,458,166	2,667,555

If the Company’s outstanding common stock equivalents were exercised or converted into common stock, the result would be anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income or loss includes foreign currency translation adjustments and unrealized gains and losses on short-term investments classified as available-for-sale securities. There were no material differences between net loss and comprehensive net loss for the three months ended March 31, 2005 and 2006.

3.	Initial Public Offering of Common Stock and Reverse Stock Split

  Initial Public Offering of Common Stock

In December 2005, the Company completed the sale of 5,000,000 shares of common stock, at a public offering price of $9.00 per share. A total of $45,000,000 in gross proceeds was raised in the initial public offering. After deducting the underwriters’ commissions and offering expenses of $4,979,000, net proceeds of the offering were $40,021,000. All of the outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock, on a one-for-one basis, at the closing of the offering. In addition, warrants to acquire shares of Series B redeemable convertible preferred stock were converted, on a one-for-one basis, into warrants to acquire common stock.

  Reverse Stock Split

In October 2005, the Company effected a 3-for-1 reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

4.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and the 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 2,600,000 shares have been reserved for future issuance, subject to annual increases. The Plans are administered by the

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. At March 31, 2006, only grants of stock options have been made under the Plans. Options granted under the Plans have a 10-year term and generally vest annually over a three or four-year period. At March 31, 2006, 1,318,750 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring the recognition of compensation expense based upon the fair value of its stock-based compensation awards. The following table sets forth the incremental stock-based compensation expense related to the adoption of SFAS No. 123R that is recorded in the consolidated statement of operations for the three months ended March 31, 2006 (in thousands):

March 31, 2006

Cost of revenues	$19
Sales and marketing	71
Research and development	53
General and administration	232

Total	$375

The effect of adopting SFAS No. 123R was an increase to net loss of $295,000 or $0.02 per basic and diluted share.

During 2004, the Company granted certain options with an estimated fair value of the underlying stock that was greater than the exercise price, resulting in deferred compensation. Stock-based compensation from these awards for the three months ended March 31, 2005 and 2006 was $4,000 and $3,000, respectively. Upon the adoption of SFAS No. 123R, the related deferred compensation of $19,000 was reclassified to additional paid-in-capital.

In accordance with SFAS No. 123R, the Company used the Black-Scholes option pricing model to measure the fair value of its option awards granted after June 15, 2005. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) which provides supplemental implementation guidance for SFAS No. 123R. The Company recently became a public entity, and therefore has a limited history of volatility. Accordingly, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and accordingly, uses an expected dividend yield of zero.

The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three months ended March 31, 2006:

Stock price volatility	55%
Expected term (years)	6.3
Risk-free interest rate	4.6%
Dividend yield	0%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $7.16.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

Stock option activity for the three months ended March 31, 2006 is as follows:

				Weighted-
			Weighted-Average	Average	Aggregate Intrinsic
	Number of	Range of	Exercise Price Per	Contractual	Value as of
	Options	Exercise Prices	Share	Term	March 31, 2006
					(in thousands)

Balance outstanding at December 31, 2005	2,468,351	$0.30 – $ 9.00	$5.92
Granted	11,000	$12.42	$12.42
Exercised	(162,494)	$0.30 – $ 4.77	$0.99
Forfeited or cancelled	(10,748)	$2.46 – $12.42	$7.64

Balance outstanding at March 31, 2006	2,306,109	$0.30 – $12.42	$6.29	8.3	$19,734

Expected to vest at March 31, 2006	2,176,853	$0.30 – $12.42	$6.21	8.3	$18,807

Exercisable at March 31, 2006	603,304	$0.30 – $ 9.00	$1.89	5.4	$7,819

The following details the outstanding options at March 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
		Weighted-Average	Average		Average
Range of	Outstanding as of	Remaining	Exercise	Exercisable as of	Exercise
Exercise Price	March 31, 2006	Contractual Life	Price	March 31, 2006	Price

$0.30 – $1.24	274,160	3.8	$0.30	274,160	$0.30
$1.25 – $2.48	312,801	6.2	$2.46	224,961	$2.46
$2.49 – $4.97	418,908	8.8	$4.71	98,875	$4.72
$4.98 – $6.21	13,162	9.1	$6.03	3,121	$6.03
$6.22 – $7.45	5,828	9.3	$7.05	—	$—
$7.46 – $9.94	1,270,750	9.7	$9.00	2,187	$9.00
$9.95 – $12.42	10,500	9.9	$12.42	—	$—

	2,306,109	8.3	$6.29	603,304	$1.89

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at March 31, 2006 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2006. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised was $2,252,000.

Cash proceeds from the exercise of stock options were $161,000 for the three months ended March 31, 2006. The Company did not realize a tax benefit from these exercises as substantially all stock options exercised were incentive stock options. Additionally, the Company has recorded a valuation allowance to completely offset its net deferred tax asset.

As of March 31, 2006, there was $5,454,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plans. This cost is expected to be recognized over a weighted

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

average period of 3.7 years. Substantially all options that vested during the three months ended March 31, 2006 were granted prior to June 15, 2005, the date the Company filed a registration statement with the SEC to sell its common stock in a public offering. The Company valued these options using the intrinsic value method for purposes of recording stock-based compensation expense in its financial statements. For pro forma disclosure purposes, the Company valued these options using the minimum value method. The fair value of these options that vested during the three months ended March 31, 2006 was $29,000.

5.	Commitments and Contingencies

The Company from time to time is subject to lawsuits, investigations and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, government regulation and employment matters. In the opinion of management, all such matters, if any, are either without merit or are of such kind, or involve such amounts that would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2005. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Item 1A of Part II.

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

We sell access to our on-demand software primarily through our direct sales channel, and to a lesser extent through third-party distributors. As of March 31, 2006, we had 1,447 active customers of all sizes across a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

We plan to continue the expansion of our customer base by expanding our direct and indirect distribution channels, expanding our international market penetration and selectively pursuing strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and professional services, expand our domestic and international selling and marketing activities, increase the number of locations around the world where we conduct business and develop our operational and financial systems to manage a growing business. We also intend to identify and acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both.

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

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the three months ended March 31, 2006, professional services sold separately accounted for less than 5% of our revenues.

Historically, we have increased the price of our subscriptions for many of our renewal customers in order to absorb the increasing costs of providing ongoing hosting services, content and customer support to our existing customer base. Since 2003, these price increases have typically ranged from 5% to 10% per annum.

Cost of Revenues and Operating Expenses

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their PR efforts. We expect to continue to make investments in both our own content as well as content acquired from third parties and to continue to enhance our News On-Demand service. We expect that in 2006, cost of revenues will increase in absolute dollars and remain constant or decrease slightly as a percentage of revenues, as we incur expenses to expand our content offerings and our capacity to support new customers.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 49% of our revenues for the three months ended March 31, 2006. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. Accordingly, we generally experience a delay between the recognition of revenues and the corresponding increase in sales and marketing expenses.

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

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2006, general and administrative expenses will increase in absolute dollars and increase slightly as a percentage of revenues, as we incur additional costs associated with being a public company.

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

We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements and in our annual report on Form 10-K for the year ended December 31, 2005, the following accounting policies include a greater degree of judgement and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. Effective January 1, 2006, the Company adopted SFAS No. 123R as described below.

Revenue Recognition.  We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenues from subscription agreements for our on-demand software and related services when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue.

Our subscription agreements generally contain multiple service elements and deliverables. These elements include access to our software and often specify initial services including implementation and training. Our subscription agreements do not provide customers the right to take possession of the software at any time.

Our revenue recognition policy considers all elements in our multiple element subscription agreements as a single unit of accounting, and accordingly, we recognize all associated fees over the subscription period, which is typically one year. We recognize our revenue over the subscription period because the subscription is the last element delivered to the customer and the predominant element of our agreements. In applying the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. When we sell this subscription separately from professional services the price charged varies widely, and therefore we cannot objectively and reliably determine the subscription’s fair value. As a result, subscription revenues are recognized ratably over the subscription period. Professional services sold separately from a subscription arrangement are recognized as the services are performed.

Stock-Based Compensation.  Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Our stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants has not been material. We applied the disclosure provisions under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation and related interpretations (SFAS No. 123) as if the fair value method had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value method, was included as a pro forma disclosure in the notes to our financial statements for the unvested portion of the stock-based compensation awards granted after we became a public entity.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), using the modified-prospective transition method. Because we did not complete our initial public offering until December 2005, we have applied the prospective method to the unvested portion of stock-based compensation awards granted prior to June 15, 2005, the date we first filed a registration statement with the Securities and Exchange Commission (SEC). Accordingly, we have not restated our financial results for prior periods. Under the prospective method, we will continue to account for stock-based compensation awards granted before June 15, 2005 using the intrinsic value method as prescribed by APB No. 25. Under the modified prospective method, stock-based compensation expense for all stock-based compensation awards granted after June 15, 2005, but not vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award.

In accordance with SFAS No. 123R, we used the Black-Scholes option pricing model to measure the fair value of our option awards granted after June 15, 2005. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) which provides supplemental implementation guidance for SFAS No. 123R. We recently became a public entity, and therefore have a limited history of volatility. Accordingly, our expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a cash dividend in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

As of March 31, 2006, there was $5,454,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity Plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2005	2006

Revenues	100%	100%
Cost of revenues	24%	24%

Gross profit	76%	76%
Operating expenses:
Sales and marketing	55%	49%
Research and development	10%	9%
General and administrative	20%	23%
Amortization of intangible assets	6%	3%

Total operating expenses	91%	84%
Loss from operations	(15)%	(8)%
Interest and other income (expense), net	—	6%

Loss before provision for income taxes	(15)%	(2)%
Provision for income taxes	—	—

Net loss	(15)%	(2)%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active customers as of the last day of each of the periods indicated.

	Three Months Ended March 31,
	2005	2006

Total deferred revenue (in thousands at period end)	$16,353	$21,346
Net cash provided by operating activities (in thousands)	$347	$2,173
Active customers	1,174	1,447

Three Months Ended March 31, 2006 and 2005

Revenues.  Revenues for the three months ended March 31, 2006 were $8.3 million, an increase of $2.2 million, or 35%, over revenues of $6.1 million for the comparable period in 2005. The increase in revenues was primarily due to the increase in the number of total active customers to 1,447 as of March 31, 2006 from 1,174 as of March 31, 2005, and to a lesser extent an increase in prices charged for subscriptions from our renewal customers. The increase in total active customers was the result of the continued increased market acceptance of our on-demand software for public relations. We estimate that the increase in prices charged for subscriptions from our renewal customers represented $258,000 of the total increase in revenues over the comparable period. Total deferred revenue as of March 31, 2006 was $21.3 million, representing an increase of $5.0 million, or 31%, over total deferred revenue of $16.4 million as of March 31, 2005.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2006 was $2.0 million, an increase of $505,000, or 35%, over cost of revenues of $1.5 million for the comparable period in 2005. The increase in cost of revenues was primarily due to an increase of $566,000 in employee related costs, including $459,000 from personnel for the maintenance of our information database, $72,000 from amortization of our internally developed software and information database used in our subscription services and $19,000 in stock-based compensation reflecting the adoption of SFAS No. 123R, offset by a decrease of $209,000 in third-party license and royalty fees. We launched our information database in August 2005, resulting in a reduction of license and royalty fees paid to third-party providers. We had 75 full-time employee equivalents in our professional and other support services groups at March 31, 2006 compared to 26 full-time employee equivalents at March 31, 2005.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended 2006 were $4.0 million, an increase of $651,000, or 19%, over sales and marketing expenses of $3.4 million for the comparable period in 2005. The increase was primarily due to an increase of $570,000 in employee related costs, including $144,000 in sales commissions and $71,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. Our sales and marketing headcount increased by 28% as we hired additional sales personnel to focus on adding new customers and increasing revenues from existing customers. We had 100 full-time sales and marketing employee equivalents at March 31, 2006 compared to 78 full-time employee equivalents at March 31, 2005.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2006 were $739,000, an increase of $143,000, or 24%, over research and development expenses of $596,000 for the comparable period in 2005. The increase in research and development expenses was primarily due to an increase of $114,000 in employee related costs and an increase of $53,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. For the three months ended March 31, 2006 and 2005, we capitalized $10,000 and $87,000, respectively, of employee related costs for internally developed software used in our subscription services. We had 23 full-time employee equivalents in our research and development group at March 31, 2006 and 2005.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2006 were $1.9 million, an increase of $699,000, or 57%, over general and administrative expenses of $1.2 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to $216,000 in public company operating costs and professional fees, $87,000 in employee related costs, $71,000 in depreciation expense and $232,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. Our general and administrative headcount increased by 11% as we hired additional personnel to support our growth. We had 21 full-time employee equivalents in our general and administrative group at March 31, 2006 compared to 19 full-time employee equivalents at March 31, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended March 31, 2006 was $261,000, a decrease of $133,000, or 34%, over amortization of intangible assets of $394,000 for the comparable period in 2005. Customer relationships acquired in the purchase of PAT were fully amortized in January 2006 resulting in the decrease in amortization.

Other Income (Expense).  Other income for the three months ended March 31, 2006 was $482,000 compared to other expense of $22,000 for the comparable period in 2005. The increase in other income (expense) was $504,000. We invested proceeds from our initial public offering in December 2005 in cash equivalents and short-

term investments, and we repaid in full our outstanding borrowings under our revolving line of credit which was terminated. The higher balances of cash and short-term investments resulted in increased interest income of $465,000. The repayment of the outstanding borrowings under our revolving line of credit resulted in decreased interest expense of $33,000.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2006 was $32,000 compared to no provision for income taxes for the comparable period in 2005. The provision for income taxes in 2006 reflects an increase in the valuation allowance for estimated Alternative Minimum Tax (AMT) payments for 2006. We have incurred losses for all periods presented and have recorded a valuation allowance to offset net deferred tax assets including credits for AMT payments.

Liquidity and Capital Resources

At March 31, 2006, our principal sources of liquidity were cash and cash equivalents, short-term investments and net accounts receivable totaling $48.3 million, compared to $47.4 million at December 31, 2005.

Our deferred revenue at March 31, 2006 and December 31, 2005 was $21.3 million and $20.7 million, respectively, which reflects growth in the invoiced amounts due from our customers. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue, which are then recognized as revenue ratably over the term of the subscription arrangement.

Net cash provided by operating activities was $2.2 million during the three months ended March 31, 2006 and $347,000 during the comparable period in 2005. The increase of $1.8 million resulted principally from a lower net loss for the three months ended March 31, 2006, non-cash stock-based compensation and increased collections from customers.

Net cash used in investing activities was $2.1 million during the three months ended March 31, 2006. Net cash used in investing activities consisted primarily of cash invested in short-term marketable securities.

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

As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2005. Our exposures to market risk have not changed materially since December 31, 2005.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls and

Procedures”). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Based on the evaluation, our CEO and CFO concluded that as of March 31, 2006, our Disclosure Controls and Procedures are effective at the reasonable assurance level.

Changes in Internal Controls

We have implemented a new accounting software system during the three months ended March 31, 2006. This new system provides expanded functionality and capabilities and when fully utilized, we may achieve additional benefits from the system which could impact our control environment in the future. To date, there have been no material changes in the internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. The following discussion of risks and uncertainties does not reflect any material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

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

We have developed our own content that our customers began using in place of a significant portion of the third-party content that had been included in the information database that we make available to our customers through our on-demand software. In August 2005, we began providing this internally-developed content to our customers. If this new information database does not attain market acceptance, current customers may not renew their subscription agreements with us, and it may be more difficult for us to acquire new customers. We may be required to continue to license information from third parties, and such information may not continue to be available from third parties on commercially reasonable terms, if at all.

We have incurred operating losses in the past and may incur operating losses in the future.

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $3.6 million for 2003, $2.7 million for 2004 and $4.9 million for 2005. We have not been profitable since we began offering our on-demand software, and we may not become profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations, and if our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not become profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth, or our revenue could decline.

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

Our disaster recovery computer hardware and systems located at our headquarters in Lanham, Maryland, have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at our third-party facility. In the event of a disaster in which our third-party facility was irreparably damaged or destroyed, we could experience lengthy interruptions in our service. Moreover, our disaster recovery computer hardware and systems are located within the same geographic region as our third-party facility and may be equally or more affected by any disaster affecting our third-party facility. Any or all of these events could cause our customers to lose access to our software. In addition, the failure by our third- party facility to meet our capacity requirements could result in interruptions in our service or impede our ability to scale our operations.

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

For example, FASB now requires companies to expense the fair value of employee stock options. Such stock option expensing requires us, beginning in 2006, to value our employee stock option grants pursuant to a fair value-based model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We have previously accounted for stock-based awards to employees in accordance with the intrinsic value method. The intrinsic value method generally results in recording less expense than the fair value method for stock-based awards. This change in accounting treatment will materially and adversely affect our reported results of operations. We discuss more fully the adoption of new rules for accounting for stock-based awards in Note 2 to the notes to the consolidated financial statements included elsewhere in this report.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. There are many large, well-established publicly traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which may cause our stock price to decline.

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

As of March 31, 2006, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 60% of our outstanding common stock. These stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

A total of approximately 9,019,094 shares of common stock may be sold in the public market by existing stockholders on or about 181 days after December 6, 2005, subject to applicable volume and other limitations imposed under federal securities law. Sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Use of Proceeds

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

In December 2005, we used approximately $6.8 million from the net proceeds received from our initial public offering to repay certain indebtedness. We have invested the remainder of the proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities and money market funds. We anticipate that we will use the remaining proceeds to fund working capital and general corporate purposes, which may include the expansion of our content and service offerings and potential acquisitions of complimentary businesses, products and technologies. We cannot specify with certainty all of the particular uses for the proceeds. The amounts we actually expend for these purposes may vary significantly and will depend on a number of factors. Accordingly, our management will retain broad discretion in the allocation of the proceeds.

Item 5.	Other Information

On March 2, 2006, we filed a report on Form 8-K reporting the termination of certain material agreements in January 2006. The information contained in that report is hereby incorporated by this reference.

Item 6.	Exhibits

Exhibit
Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (1)
10.1	OEM License Agreement between the Registrant and Moreover Technologies, Inc., dated March 23, 2006, as amended by that amendment between the Registrant and Moreover Technologies, Inc., dated March 27, 2006. (2)
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Current Report of Form 8-K of Vocus, Inc. with the Securities and Exchange Commission on March 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer, President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Chief Financial Officer, Treasurer and Secretary

Date: May 12, 2006

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
10.1	OEM License Agreement between the Registrant and Moreover Technologies, Inc., dated March 23, 2006, as amended by that amendment between the Registrant and Moreover Technologies, Inc., dated March 27, 2006.(2)
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Current Report of Form 8-K of Vocus, Inc. with the Securities and Exchange Commission on March 29, 2006.