Form 10-Q
period 2006-06-30
Vocus, Inc.
filed 2006-08-14
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2006
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
Yes ☐     No ☑

As of August 4, 2006, 15,666,427 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2005	2006
		(Unaudited)
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,027	$40,167
Short-term investments	1,400	4,526
Accounts receivable, net of allowance for doubtful accounts of $193 and $210 at December 31, 2005 and June 30, 2006, respectively	6,012	6,281
Prepaid royalty fees	493	377
Other current assets	695	737

Total current assets	48,627	52,088
Property and equipment, net	4,161	3,910
Intangible assets:
Customer relationships, net	2,217	1,772
Purchased technology, net	294	118
Other intangible assets, net	8	—

Intangible assets, net	2,519	1,890
Other assets	529	545

Total assets	$55,836	$58,433

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268	$351
Accrued compensation	1,451	1,535
Accrued expenses	1,333	1,697
Current portion of notes payable and capital lease obligations	642	720
Current portion of deferred revenue	20,018	21,436

Total current liabilities	23,712	25,739
Notes payable and capital lease obligations, net of current portion	765	556
Other liabilities	105	100
Deferred revenue, net of current portion	678	519

Total liabilities	25,260	26,914

Redeemable common stock, $0.01 par value, 29,128 shares issued and outstanding at December 31, 2005 and June 30, 2006	189	192
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and June 30, 2006	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 15,805,018 and 16,138,062 shares issued at December 31, 2005 and June 30, 2006, respectively; 14,794,241 and 15,127,285 shares outstanding at December 31, 2005 and June 30, 2006, respectively	158	161
Additional paid-in capital	70,470	71,606
Treasury stock, 1,010,777 shares at cost	(3,283)	(3,283)
Deferred compensation	(19)	—
Accumulated other comprehensive income	52	18
Accumulated deficit	(36,991)	(37,175)

Total stockholders’ equity	30,387	31,327

Total liabilities, redeemable stock and stockholders’ equity	$55,836	$58,433

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Unaudited)
	(Dollars in thousands except per share data)

Revenues	$6,794	$9,189	$12,894	$17,451
Cost of revenues, including amortization expense of $93 and $88 for the three months ended June 30, 2005 and 2006, respectively and $225 and $177 for the six months ended June 30, 2005 and 2006, respectively	1,531	1,950	2,988	3,912

Gross profit	5,263	7,239	9,906	13,539
Operating expenses:
Sales and marketing	3,766	4,489	7,120	8,494
Research and development	603	686	1,199	1,425
General and administrative	1,153	2,426	2,381	4,353
Amortization of intangible assets	402	190	796	451

Total operating expenses	5,924	7,791	11,496	14,723
Loss from operations	(661)	(552)	(1,590)	(1,184)
Other income (expense):
Interest and other income	—	505	25	1,008
Interest expense	(67)	(20)	(114)	(41)

Total other income (expense)	(67)	485	(89)	967

Loss before benefit for income taxes	(728)	(67)	(1,679)	(217)
Benefit for income taxes	—	65	—	33

Net loss	(728)	(2)	(1,679)	(184)
Accretion on preferred stock	(508)	—	(1,016)	—

Net loss attributable to common stockholders	$(1,236)	$(2)	$(2,695)	$(184)

Net loss attributable to common stockholders per share:
Basic and Diluted	$(0.29)	$(0.00)	$(0.63)	$(0.01)
Weighted average shares outstanding used in computing per share amounts:
Basic and Diluted	4,327,914	15,083,982	4,248,707	15,024,954

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2006
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(1,679)	$(184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	290	555
Amortization of intangible assets	1,021	628
Stock-based compensation	7	820
Provision for doubtful accounts	(2)	39
Changes in operating assets and liabilities:
Accounts receivable	122	(295)
Prepaid royalty fees	7	116
Other current assets	107	(11)
Other assets	17	(14)
Accounts payable	555	77
Accrued compensation	(159)	79
Accrued expenses	(316)	354
Deferred revenue	745	1,215
Other liabilities	11	(6)

Net cash provided by operating activities	726	3,373
Cash flows from investing activities:
Purchases of short-term investments	—	(3,126)
Software development and information database costs	(1,890)	(38)
Purchases of property and equipment	(1,000)	(261)

Net cash used in investing activities	(2,890)	(3,425)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	149	311
Proceeds from borrowings under revolving line of credit	1,847	—
Proceeds from notes payable	729	118
Payments on notes payable and capital lease obligations	(89)	(249)

Net cash provided by financing activities	2,636	180
Effect of exchange rate changes on cash and cash equivalents	(18)	12

Net increase in cash and cash equivalents	454	140
Cash and cash equivalents, beginning of period	7,554	40,027

Cash and cash equivalents, end of period	$8,008	$40,167

Supplemental disclosure of cash flow information:
Cash paid for interest	$82	$30

See accompanying notes.

Vocus, Inc.

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a leading provider of on-demand software for corporate communications and public relations. The Company’s principal operations are located in Lanham, Maryland.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax. As of June 30, 2006, the net unrealized gains on available-for-sale securities were not material. The Company owns no investments that are considered to be trading or held-to-maturity securities.

The Company regularly monitors and evaluates the fair value of its investments to identify other than temporary declines in value. Management believes no such declines in value existed at June 30, 2006.

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

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following illustrates the effect on the Company’s net loss attributable to common stockholders as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six months ended June 30, 2005 (dollars in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005

Net loss attributable to common stockholders, as reported	$(1,236)	$(2,695)
Stock-based compensation, as reported	3	7
Pro forma stock-based compensation	(29)	(54)

Pro forma net loss attributable to common stockholders	$(1,262)	$(2,742)

Basic and Diluted net loss attributable to common stockholders per share:
As reported	$(0.29)	$(0.63)
Pro forma	$(0.29)	$(0.65)

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

The Company has incurred losses for all periods presented. A valuation allowance has been recorded to completely offset the carrying value of the Company’s net deferred tax asset because of the inability to predict future taxable income. The Company recorded an income tax benefit for the three and six months ended June 30, 2006 of $65,000 and $33,000, respectively. No benefit or provision was recorded for the three months and six months ended June 30, 2005. The income tax benefit recorded for the six months ended June 30, 2006 reflects the Company’s estimated annual effective tax rate for 2006. The Company’s expected tax provision for 2006 reflects the increase in the valuation allowance for Alternative Minimum Tax (AMT) credits related to estimated AMT payments expected to be due for 2006.

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	June 30,
	2005	2006

Options to purchase common stock	1,238,966	2,220,775
Warrants to purchase common stock	361,446	334,928
Shares of common stock into which outstanding preferred stock is convertible	5,826,668	—

Total options, warrants and preferred stock convertible into common stock	7,427,080	2,555,703

If the Company’s outstanding common stock equivalents were exercised or converted into common stock, the result would be anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income or loss includes foreign currency translation adjustments and unrealized gains and losses on short-term investments classified as available-for-sale securities. For the three and six months ended June 30, 2005 and 2006, the comprehensive loss was determined as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Net loss	$(728)	$(2)	$(1,679)	$(184)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7)	(27)	(11)	(34)
Unrealized gain on available-for-sale investments, net	—	1	—	—

Comprehensive loss	$(735)	$(28)	$(1,690)	$(218)

3.	Initial Public Offering of Common Stock

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

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 2,600,000 shares have been reserved for future issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Options granted under the Plans have a 10-year term and generally vest annually over a three or four-year period. At June 30, 2006, 1,250,137 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring the recognition of compensation expense based upon the fair value of its stock-based compensation awards. The following table sets forth the incremental stock-based compensation expense related to the adoption of SFAS No. 123R that is recorded in the consolidated statement of operations for the three months and six months ended June 30, 2006 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006

Cost of revenues	$19	$38
Sales and marketing	83	154
Research and development	56	109
General and administration	280	512

Total	$438	$813

The effect of adopting SFAS No. 123R was an increase in net loss of $373,000, or $0.02 per basic and diluted share for the three months ended June 30, 2006 and an increase in net loss of $692,000, or $0.05 per basic and diluted share for the six months ended June 30, 2006.

During 2004, the Company granted certain options with an exercise price that was less than the estimated fair value of the underlying stock, resulting in deferred compensation. Stock-based compensation from these awards for the three months ended June 30, 2005 and 2006 was $3,000 and $4,000, respectively, and for the six months ended June 30, 2005 and 2006 was $7,000 for each period. Upon the adoption of SFAS No. 123R, the related deferred compensation of $19,000 was reclassified to additional paid-in-capital.

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

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006

Stock price volatility	49%	50%
Expected term (years)	6.3	6.3
Risk-free interest rate	4.6%	4.6%
Dividend yield	0.0%	0.0%

The weighted-average grant date fair value of options granted during the three months and six months ended June 30, 2006 was $8.59 and $8.40, respectively.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

Stock option activity for the six months ended June 30, 2006 is as follows:

			Weighted-		Aggregate
			Average		Intrinsic
			Exercise	Weighted-	Value as of
	Number of	Range of	Price per	Average	June 30,
	Options	Exercise Prices	Share	Contractual Term	2006
					(In thousands)

Balance outstanding at December 31, 2005	2,468,351	$0.30 - $ 9.00	$5.92
Granted	75,833	$12.42 - $15.74	$14.43
Exercised	(307,757)	$0.30 - $ 4.77	$1.17
Forfeited or cancelled	(15,652)	$2.46 - $12.42	$7.47

Balance outstanding at June 30, 2006	2,220,775	$0.30 - $15.74	$6.86	8.4	$16,456

Expected to vest at June 30, 2006	1,995,778	$0.30 - $15.74	$6.71	8.3	$15,053

Exercisable at June 30, 2006	498,108	$0.30 - $15.74	$2.11	5.4	$6,046

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following details the outstanding options at June 30, 2006:

		Weighted-	Weighted-	Exercisable	Weighted-
	Outstanding as of	Average	Average	as of	Average
Range of	June 30,	Remaining	Exercise	June 30,	Exercise
Exercise Price	2006	Contractual Life	Price	2006	Price

$ 0.30 - $ 1.57	195,760	3.4	$0.30	195,760	$0.30
$ 1.58 - $ 3.15	250,168	6.0	$2.46	199,285	$2.46
$ 3.16 - $ 4.72	32,825	8.1	$3.99	8,322	$3.99
$ 4.73 - $ 6.30	392,257	8.5	$4.81	91,225	$4.82
$ 6.31 - $ 7.87	5,245	7.8	$7.05	955	$7.05
$ 7.88 - $ 9.44	1,269,187	9.4	$9.00	2,312	$9.00
$ 9.45 - $12.59	10,500	9.6	$12.42	—	$—
$12.60 - $14.17	32,500	10.0	$13.80	—	$—
$14.18 - $15.74	32,333	9.8	$15.74	249	$15.74

	2,220,775	8.4	$6.86	498,108	$2.11

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at June 30, 2006 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2006. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised was $1,877,000 and $3,583,000, respectively.

Cash proceeds from the exercise of stock options for the three months ended June 30, 2005 and 2006 were $53,000 and $150,000, respectively and for the six months ended June 30, 2005 and 2006 were $149,000 and $311,000, respectively. The Company did not realize a material tax benefit from these exercises as a significant portion of the options exercised were incentive stock options.

As of June 30, 2006, there was $5,680,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plans. This cost is expected to be recognized over a weighted average period of 3.5 years. Substantially all options that vested during the six months ended June 30, 2006 were granted prior to June 15, 2005, the date the Company filed a registration statement with the SEC to sell its common stock in a public offering. The Company valued these options using the intrinsic value method for purposes of recording stock-based compensation expense in its financial statements. For pro forma disclosure purposes, the Company valued these options using the minimum value method. The fair value of these options that vested during the three and six months ended June 30, 2006 was $14,000 and $43,000, respectively.

5.	Commitments and Contingencies

The Company from time to time is subject to lawsuits, investigations and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, government regulation and employment matters. In the opinion of management based on all known facts, all such matters, if any, are either without merit or are of such kind, or involve such amounts that would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Subsequent Events

Equipment Line of Credit

On July 18, 2006, the Company modified its Equipment Line of Credit to increase the maximum borrowings by $700,000 to $2.0 million and to extend the expiration date to June 30, 2007.

Acquisition of PR Web International, Inc

On August 4, 2006, the Company acquired PRWeb International, Inc. (“PRWeb”), a provider of search engine optimized and direct-to-consumer press release distribution. The Company assumed certain liabilities and acquired certain assets, including PRWeb’s proprietary online distribution network and other technology. The purchase consideration was approximately $28 million consisting of $20.8 million in cash and 494,543 shares of Vocus, Inc. common stock. The acquisition will be accounted for under the purchase method and the operating results of PR Web will be included in the consolidated financial statements from the date of acquisition.

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

We sell access to our on-demand software primarily through our direct sales channel, and to a lesser extent through third-party distributors. As of June 30, 2006, we had 1,530 active customers of all sizes across a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

We plan to continue the expansion of our customer base by expanding our direct and indirect distribution channels, expanding our international market penetration and selectively pursuing strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and professional services, expand our domestic and international selling and marketing activities, increase the number of locations around the world where we conduct business and develop our operational and financial systems to manage a growing business. We also intend to identify and acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both. On August 4, 2006, we acquired PRWeb, a provider of search engine optimized press release distribution.

Sources of Revenues

We derive all of our revenues from subscription agreements and related services. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year, however our customers may select subscriptions with multi-year terms. We generally invoice our customers in advance of their annual subscription, with payment terms that require our customers pay us within 30 days of invoice. Our subscription agreements are non-cancelable, though customers typically have the right to terminate their agreements for cause if we materially breach our obligations under the agreement.

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the three and six months ended June 30, 2006, professional services sold separately accounted for less than 5% of our revenues.

Historically, we have increased revenues from our existing customer base by increasing the price of our subscriptions for many of our renewal customers in order to absorb the increasing costs of providing ongoing hosting services, content and customer support and through sales of additional services such as News On Demand,

Analytics and e-Mail Campaigns. Since 2003, the growth in revenues from our existing customer base has typically approximated up to 10% per annum.

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

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 49% of our revenues for the three and six months ended June 30, 2006. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. Accordingly, we generally experience a delay between the recognition of revenues and the corresponding increase in sales and marketing expenses.

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

We believe that of our significant accounting policies, which are described in Note 2 to the accompanying consolidated financial statements and in our annual report on Form 10-K for the year ended December 31, 2005, the following accounting policies include a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. Effective January 1, 2006, the Company adopted SFAS No. 123R as described below.

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

Stock-Based Compensation.  Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Our stock option awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants has not been material. We applied the disclosure provisions under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation and related interpretations (SFAS No. 123) as if the fair value method had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value method, was included as a pro forma disclosure in the notes to our financial statements for the stock-based compensation awards granted after we became a public entity.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), using the modified-prospective transition method for the unvested portion of stock-based compensation awards granted after we became a public entity. Because we did not complete our initial public offering until December 2005, we have applied the prospective method to the unvested portion of stock-based compensation awards granted prior to June 15, 2005, the date we first filed a registration statement with the Securities and Exchange Commission (SEC). Accordingly, we have not restated our financial results for prior periods. Under the prospective method, we will continue to account for stock-based compensation awards granted before June 15, 2005 using the intrinsic value method as prescribed by APB No. 25. Under the modified prospective method, stock-based compensation expense for all stock-based compensation awards granted after June 15, 2005, but not vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of

SFAS No. 123R. We recognize compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award.

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

As of June 30, 2006, there was $5,680,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity Plans. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006

Revenues	100%	100%	100%	100%
Cost of revenues	23%	21%	23%	22%

Gross profit	77%	79%	77%	78%
Operating expenses:
Sales and marketing	55%	49%	55%	49%
Research and development	9%	8%	9%	8%
General and administrative	17%	26%	19%	25%
Amortization of intangible assets	6%	2%	6%	3%

Total operating expenses	87%	85%	89%	85%
Loss from operations	(10)%	(6)%	(12)%	(7)%
Interest and other income (expense), net	1%	5%	(1)%	6%

Loss before benefit for income taxes	(11)%	(1)%	(13)%	(1)%
Benefit for income taxes	—	1%	—	—

Net loss	(11)%	0%	(13)%	(1)%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active customers as of the last day of each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Total deferred revenue (in thousands)	$16,788	$21,955	$16,788	$21,955
Net cash provided by operating activities (in thousands)	$379	$1,205	$726	$3,373
Active customers	1,238	1,530	1,238	1,530

Three Months Ended June 30, 2006 and 2005

Revenues.  Revenues for the three months ended June 30, 2006 were $9.2 million, an increase of $2.4 million, or 35%, over revenues of $6.8 million for the comparable period in 2005. The increase in revenues was primarily due to the increase in the number of total active customers to 1,530 as of June 30, 2006 from 1,238 as of June 30, 2005. The increase in total active customers was the result of the addition of sales and marketing personnel focused on adding new customers and increasing revenues from existing customers and the continued increased market acceptance of our on-demand software for public relations. Total deferred revenue as of June 30, 2006 was $22.0 million, representing an increase of $5.2 million, or 31%, over total deferred revenue of $16.8 million as of June 30, 2005.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2006 was $2.0 million, an increase of $419,000, or 27%, over cost of revenues of $1.5 million for the comparable period in 2005. The increase in cost of revenues was primarily due to an increase of $465,000 in employee related costs, including $417,000 from personnel for the maintenance of our information database, $59,000 from amortization of our internally developed software and information database used in our subscription services and $19,000 in stock-based compensation reflecting the adoption of SFAS No. 123R, offset by a decrease of $251,000 in third-party license and royalty fees. We launched our information database in August 2005, resulting in a reduction of license and royalty fees paid to third-party providers. We had 72 full-time employee equivalents in our professional and other support services groups at June 30, 2006 compared to 27 full-time employee equivalents at June 30, 2005.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended June 30, 2006 were $4.5 million, an increase of $723,000, or 19%, over sales and marketing expenses of $3.8 million for the comparable period in 2005. The increase was primarily due to an increase of $666,000 in employee related costs, including $134,000 in sales commissions and $83,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. Our sales and marketing headcount increased by 37% as we hired additional sales personnel to focus on adding new customers and increasing revenues from existing customers. We had 111 full-time sales and marketing employee equivalents at June 30, 2006 compared to 81 full-time employee equivalents at June 30, 2005.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2006 were $686,000, an increase of $83,000, or 14%, over research and development expenses of $603,000 for the comparable period in 2005. The increase in research and development expenses was primarily due to an increase of $30,000 in employee related costs and an increase of $56,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. For the three months ended June 30, 2006 and 2005, we capitalized $28,000 and $80,000, respectively, of employee related costs for internally developed software used in our subscription services. We had 22 full-time employee equivalents in our research and development group at June 30, 2006 and 2005.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2006 were $2.4 million, an increase of $1.3 million or 110%, over general and administrative expenses of $1.2 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to a $359,000 addition to our accrual for estimated taxes on sales in jurisdictions where our services may be considered taxable, $298,000 in public company operating costs, $122,000 in employee related costs, $34,000 in depreciation expense and $280,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. The estimated sales tax liability may be subject to revision in the future based upon a final determination of the taxability of our subscription service in certain jurisdictions. Our general and administrative headcount increased by 26% as we hired additional personnel to support our growth. We had 26 full-time employee equivalents in our general and administrative group at June 30, 2006 compared to 21 full-time employee equivalents at June 30, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended June 30, 2006 was $190,000, a decrease of $212,000, or 53%, over amortization of intangible assets of $402,000 for the comparable period in 2005. Customer relationships acquired in the purchase of PAT were fully amortized in January 2006 resulting in the decrease in amortization.

Other Income (Expense).  Other income for the three months ended June 30, 2006 was $485,000 compared to other expense of $67,000 for the comparable period in 2005. The increase in other income (expense) was $552,000. We invested proceeds from our initial public offering in December 2005 in cash equivalents and short-term investments, and we repaid in full our outstanding borrowings under our revolving line of credit which was terminated. The higher balances of cash and short-term investments resulted in increased interest income of $511,000. The repayment of the outstanding borrowings under our revolving line of credit resulted in decreased interest expense of $49,000.

Benefit for Income Taxes.  The benefit for income taxes for the three months ended June 30, 2006 was $65,000. No provision or benefit for income taxes was recorded in the comparable period in 2005. The benefit for income taxes in the 2006 quarter reflects the cumulative adjustment for revisions to our full year estimated tax rate. We expect to make Alternative Minimum Tax (AMT) payments for 2006. We have incurred losses for all periods presented and have recorded a valuation allowance to offset our net deferred tax asset including credits for AMT payments.

Six Months Ended June 30, 2006 and 2005

Revenues.  Revenues for the six months ended June 30, 2006 were $17.5 million, an increase of $4.6 million, or 35%, over revenues of $12.9 million for the comparable period in 2005. The increase in revenues was primarily due to the increase in the number of total active customers to 1,530 as of June 30, 2006 from 1,238 as of June 30, 2005. The increase in total active customers was the result of the addition of sales and marketing personnel focused on adding new customers and increasing revenues from existing customers and the continued increased market acceptance of our on-demand software for public relations. Total deferred revenue as of June 30, 2006 was $22.0 million, representing an increase of $5.2 million, or 31%, over total deferred revenue of $16.8 million as of June 30, 2005.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2006 was $3.9 million, an increase of $924,000, or 31%, over cost of revenues of $3.0 million for the comparable period in 2005. The increase in cost of revenues was primarily due to an increase of $1.0 million in employee related costs, including $886,000 from personnel for the maintenance of our information database, $127,000 from amortization of our internally developed software and information database used in our subscription services and $38,000 in stock-based compensation reflecting the adoption of SFAS No. 123R, offset by a decrease of $460,000 in third-party license and royalty fees. We launched our information database in August 2005, resulting in a reduction of license and royalty fees paid to third-party providers. We had 72 full-time employee equivalents in our professional and other support services groups at June 30, 2006 compared to 27 full-time employee equivalents at June 30, 2005.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2006 were $8.5 million, an increase of $1.4 million or 19%, over sales and marketing expenses of $7.1 million for the comparable period in 2005. The increase was primarily due to an increase of $1.2 million in employee related costs, including $332,000 in sales commissions and $154,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. Our sales and marketing headcount increased by 37% as we hired additional sales personnel to focus on adding new customers and increasing revenues from existing customers. We had 111 full-time sales and marketing employee equivalents at June 30, 2006 compared to 81 full-time employee equivalents at June 30, 2005.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2006 were $1.4 million, an increase of $226,000, or 19%, over research and development expenses of $1.2 million for the comparable period in 2005. The increase in research and development expenses was primarily due to an increase of $71,000 in employee related costs and an increase of $109,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. For the six months ended June 30, 2006 and 2005, we capitalized $38,000 and $167,000, respectively, of employee related costs for internally developed software used in our subscription services. We had 22 full-time employee equivalents in our research and development group at June 30, 2006 and 2005.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2006 were $4.4 million, an increase of $2.0 million, or 83%, over general and administrative expenses of $2.4 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to $517,000 in public company operating costs, a $386,000 addition to our accrual for estimated taxes on sales in jurisdictions where our services may be considered taxable, $241,000 in employee related costs, $99,000 in depreciation expense and $512,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. The estimated sales tax liability may be subject to revision in the future based upon a final determination of the taxability of our subscription service in certain jurisdictions. Our general and administrative headcount increased by 26% as we hired additional personnel to support our growth. We had 26 full-time employee equivalents in our general and administrative group compared to 21 full time employee equivalents at June 30, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets for the six months ended June 30, 2006 was $451,000, a decrease of $345,000, or 43%, over amortization of intangible assets of $796,000 for the comparable period in 2005. Customer relationships acquired in the purchase of PAT were fully amortized in January 2006 resulting in the decrease in amortization.

Other Income (Expense).  Other income for the six months ended June 30, 2006 was $967,000 compared to other expense of $89,000 for the comparable period in 2005. The increase in other income (expense) was $1.0 million. We invested proceeds from our initial public offering in December 2005 in cash equivalents and short-term investments, and we repaid in full our outstanding borrowings under our revolving line of credit which was terminated. The higher balances of cash and short-term investments resulted in increased interest income of $976,000. The repayment of the outstanding borrowings under our revolving line of credit resulted in decreased interest expense of $81,000.

Benefit for Income Taxes.  The benefit for income taxes for the six months ended June 30, 2006 was $33,000. No provision or benefit for income taxes was recorded in the comparable period in 2005. The benefit for income taxes in 2006 reflects our full year estimated tax rate. We expect to make AMT payments for 2006. We have incurred losses for all periods presented and have recorded a valuation allowance to offset our net deferred tax asset including credits for AMT payments.

Liquidity and Capital Resources

At June 30, 2006, our principal sources of liquidity were cash and cash equivalents, short-term investments and net accounts receivable totaling $51.0 million, compared to $47.4 million at December 31, 2005. In August 2006, we used approximately $20.8 million to acquire PRWeb.

Our deferred revenue at June 30, 2006 and December 31, 2005 was $22.0 million and $20.7 million, respectively, which reflects growth in the invoiced amounts due from our customers. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue, which are then recognized as revenue ratably over the term of the subscription arrangement.

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2006 and $726,000 for the comparable period in 2005. Net cash provided by operating activities for the six months ended June 30, 2006 was primarily related to a net loss of $184,000 that included non-cash charges relating to depreciation and amortization and stock-based compensation of $2.0 million and an increase in deferred revenue of $1.2 million. Net cash provided by operating activities for the six months ended June, 30, 2005 was primarily related to a net loss of $1.7 million that included non-cash charges relating to depreciation and amortization and stock-based compensation of $1.3 million, and an increase in deferred revenue of $745,000.

Net cash used in investing activities was $3.4 million during the six months ended June 30, 2006 and $2.9 million for the comparable period in 2005. Net cash used in investing activities during the six months ended June 30, 2006 was primarily due to the purchase of short-term investments. Net cash used in investing during the six months ended June 30, 2005 was primarily due to purchases of fixed assets for new offices, network infrastructure and computer equipment for our employees and the development of our content database.

Net cash provided by financing activities was $180,000 during the six months ended June 30, 2006 and $2.6 million for the comparable period in 2005. Net cash provided by financing activities during the six months ended June 30, 2006 consisted of stock option exercises offset by net payments on our notes payable and capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 2005 was primarily due to borrowings under our revolving line of credit which were repaid in December 2005 at which time the line of credit was terminated.

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

As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls and Procedures”). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Based on the evaluation, our CEO and CFO concluded that as of June 30, 2006, our Disclosure Controls and Procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in the our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

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

One of our business strategies is to continue to selectively acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both. We also may enter into business relationships with other organizations in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other organizations. An acquisition, investment or business relationship, including our recent acquisition of PR Web International, Inc., may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired organizations, technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

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

To date, we have completed several acquisitions. For example, in January 2003 we acquired substantially all of the assets of Public Affairs Technology, Inc., in November 2004 we acquired substantially all of the assets of Gnossos Software, Inc. and in August 2006 we acquired certain assets and assumed certain liabilities of PRWeb

International, Inc. In each of these transactions, the consideration we paid included both cash and shares of our common stock. The issuance of shares of our common stock diluted the ownership of our existing stockholders, and the cash consideration paid reduced the cash available to us for other purposes.

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

As of June 30, 2006, our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 57% of our outstanding common stock. These stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2 / 3 percent of our stockholders;

•	require super-majority voting to amend our bylaws or specified provisions in our amended and restated certificate of incorporation;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to adopt, amend, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

Upon the expiration in June 2006 of lock-up agreements entered into by our directors, officers and certain stockholders in connection with our initial public offering, a total of approximately 9,019,094 shares of common stock became available for sale in the public market by existing stockholders, subject to applicable volume and other limitations imposed under federal securities law. Moreover, many of our executive officers and directors have established trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 9, 2006. We solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statements and all such nominees were elected. The continuing directors whose terms expire in

2007 are Michael Bronfein and Robert Lentz. The continuing directors whose terms expire in 2008 are Kevin Burns, Ronald Kaiser and Richard Rudman. At the meeting, the matters listed below were submitted to a vote of our stockholders.

Proposal One:  The election of two directors to serve until the 2009 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

(1) 12,179,692 votes were cast for the election of Gary Golding as a director, and 267,210 votes were withheld; and

(2) 12,430,702 votes were cast for the election of Richard Moore as a director, and 16,200 votes were withheld.

Proposal Two:  Ratification of independent registered public accounting firm for 2006. The vote with respect to Ernst & Young LLP was as follows:

12,444,252 votes were cast for the ratification of Ernst & Young LLP as our independent registered accounting firm, 150 against, and 2,500 abstentions.

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)

3.2		Amended and Restated Bylaws.(1)

10	.1*	Asset Purchase Agreement, dated as of August 4, 2006 between the Company, Vocus PRW Holdings LLC, PRWeb International, Inc., PRWeb, LLC and David McInnis.

31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: August 14, 2006

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)

3.2		Amended and Restated Bylaws.(1)

10	.1*	Asset Purchase Agreement, dated as of August 4, 2006 between the Company, Vocus PRW Holdings LLC, PRWeb International, Inc., PRWeb, LLC and David McInnis.

31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.