Form 10-Q
period 2006-09-30
Vocus, Inc.
filed 2006-11-13
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006
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
Yes ☐     No ☑

As of November 6, 2006, 15,920,506 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	September 30,
	2005	2006
		(Unaudited)
	(Dollars in thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,027	$22,209
Short-term investments	1,400	3,203
Accounts receivable, net of allowance for doubtful accounts of $193 and $240 at December 31, 2005 and September 30, 2006, respectively	6,012	6,854
Prepaid royalty fees	493	326
Other current assets	695	800

Total current assets	48,627	33,392
Property and equipment, net	4,161	4,271
Intangible assets:
Customer relationships, net	2,217	4,501
Trade name, net	—	3,858
Agreements not-to-compete, net	8	3,783
Purchased technology, net	294	251

Intangible assets, net	2,519	12,393
Goodwill	—	16,989
Other assets	529	545

Total assets	$55,836	$67,590

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268	$685
Accrued compensation	1,451	1,303
Accrued expenses	1,333	2,346
Current portion of notes payable and capital lease obligations	642	864
Current portion of deferred revenue	20,018	21,812

Total current liabilities	23,712	27,010
Notes payable and capital lease obligations, net of current portion	765	438
Other liabilities	105	81
Deferred revenue, net of current portion	678	539

Total liabilities	25,260	28,068
Redeemable common stock, $0.01 par value, 29,128 shares issued and outstanding at December 31, 2005 and September 30, 2006	189	194
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and September 30, 2006	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 15,805,018 and 16,713,734 shares issued at December 31, 2005 and September 30, 2006, respectively; 14,794,241 and 15,702,957 shares outstanding at December 31, 2005 and September 30, 2006, respectively	158	167
Additional paid-in capital	70,470	79,481
Treasury stock, 1,010,777 shares at cost	(3,283)	(3,283)
Deferred compensation	(19)	—
Accumulated other comprehensive income (loss)	52	(12)
Accumulated deficit	(36,991)	(37,025)

Total stockholders’ equity	30,387	39,328

Total liabilities, redeemable common stock and stockholders’ equity	$55,836	$67,590

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Unaudited)
	(Dollars in thousands except per share data)

Revenues	$7,297	$10,757	$20,191	$28,208
Cost of revenues, including amortization expense of $88 and $107 for the three months ended September 30, 2005 and 2006, respectively and $313 and $284 for the nine months ended September 30, 2005 and 2006, respectively	1,699	2,137	4,687	6,049
Accelerated amortization of prepaid royalty fees and contract termination costs	1,449	—	1,449	—

Gross profit	4,149	8,620	14,055	22,159
Operating expenses:
Sales and marketing	3,689	4,887	10,809	13,381
Research and development	667	785	1,866	2,210
General and administrative	2,295	2,685	4,676	7,038
Amortization of intangible assets	405	531	1,201	982

Total operating expenses	7,056	8,888	18,552	23,611
Loss from operations	(2,907)	(268)	(4,497)	(1,452)
Interest and other income	29	416	54	1,424
Interest expense	(92)	(23)	(206)	(64)

Total other income (expense)	(63)	393	(152)	1,360

Income (loss) before benefit for income taxes	(2,970)	125	(4,649)	(92)
Benefit for income taxes	—	25	—	58

Net income (loss)	(2,970)	150	(4,649)	(34)
Accretion on preferred stock	(514)	—	(1,530)	—

Net income (loss) attributable to common stockholders	$(3,484)	$150	$(6,179)	$(34)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.86)	$0.01	$(1.48)	$0.00
Diluted	$(0.86)	$0.01	$(1.48)	$0.00
Weighted average shares outstanding used in computing per share amounts:
Basic	4,031,908	15,498,524	4,175,647	15,184,546
Diluted	4,031,908	16,320,518	4,175,647	15,184,546

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2006
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(4,649)	$(34)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	507	850
Amortization of intangible assets	1,514	1,266
Stock-based compensation	1,017	1,347
Provision for doubtful accounts	54	103
Impairment of software development costs	—	18
Changes in operating assets and liabilities:
Accounts receivable	(939)	(921)
Prepaid royalty fees	778	167
Other current assets	117	(306)
Other assets	35	(13)
Accounts payable	149	643
Accrued compensation	(293)	(155)
Accrued expenses	697	622
Deferred revenue	1,701	1,582
Other liabilities	15	(25)

Net cash provided by operating activities	703	5,144
Cash flows from investing activities:
Cash paid for acquisition	—	(20,891)
Purchases of short-term investments	—	(4,628)
Sales of short-term investments	—	2,401
Maturities of short-term investments	—	425
Software development and information database costs	(2,222)	(71)
Purchases of property and equipment	(1,211)	(514)

Net cash used in investing activities	(3,433)	(23,278)
Cash flows from financing activities:
Repurchase of common stock	(2,769)	—
Proceeds from exercise of stock options and warrants	149	461
Public offering transaction costs	(782)	—
Proceeds from borrowings under revolving line of credit	4,416	—
Proceeds from notes payable	862	235
Payments on notes payable and capital lease obligations	(176)	(385)

Net cash provided by financing activities	1,700	311
Effect of exchange rate changes on cash and cash equivalents	(15)	5

Net decrease in cash and cash equivalents	(1,045)	(17,818)
Cash and cash equivalents, beginning of period	7,554	40,027

Cash and cash equivalents, end of period	$6,509	$22,209

See accompanying notes.

Vocus, Inc.

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a leading provider of on-demand software for corporate communications and public relations. The Company’s principal operations are located in Lanham, Maryland.

On August 4, 2006, the Company acquired certain assets and assumed certain liabilities of PRWeb International, Inc. (PRWeb), a provider of online press release distribution services.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

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

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value, with net unrealized gains and losses reported as a component of comprehensive income (loss), net of tax. As of September 30, 2006, the net unrealized gains on available-for-sale securities were not material. The Company owns no investments that are considered to be trading or held-to-maturity securities.

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company regularly monitors and evaluates the fair value of its investments to identify other than temporary declines in value. Management believes no such declines in value existed at September 30, 2006.

Intangible Assets

Intangible assets consist of customer relationships, a trade name, agreements not-to-compete and technology acquired in business combinations. Intangible assets, other than customer relationships resulting from the PRWeb acquisition, are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Customer relationships from the PRWeb acquisition are amortized on an accelerated basis over an estimated useful life of five years.

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

Through its acquisition of PRWeb in August 2006, the Company distributes press releases over the internet that are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. The Company recognizes revenue on a per transaction basis when the press releases are made available to the public.

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

During 2005, the Company developed its own content to replace a significant portion of its acquired third-party content. In August 2005, the Company began providing its internally-developed content to its customers and ceased providing the replaced third-party content. Because the Company’s customers ceased using the third-party content, the Company accelerated the amortization of the related prepaid royalty fees. In addition, the Company was required to make minimum annual payments under the related data resale agreement with the third-party. The effect of the release of the Company’s internally-developed content and the related cessation of the use of the third-party’s content resulted in a charge of $1.4 million for the nine months ended September 30, 2005 related to the accelerated amortization of the prepaid royalty fees and the accrual of the remaining contractual minimum payments. The data resale agreement was subsequently terminated.

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

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following illustrates the effect on the Company’s net loss attributable to common stockholders as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended September 30, 2005 (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005

Net loss attributable to common stockholders, as reported	$(3,484)	$(6,179)
Stock-based compensation, as reported	1,010	1,017
Pro forma stock-based compensation	(31)	(85)

Pro forma net loss attributable to common stockholders	$(2,505)	$(5,247)

Basic and Diluted net loss attributable to common stockholders per share:
As reported	$(0.86)	$(1.48)
Pro forma	$(0.62)	$(1.26)

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

The Company has incurred cumulative losses for the nine months ended September 30, 2006. A valuation allowance has been recorded to offset the carrying value of the Company’s deferred tax assets because of the inability to predict future taxable income. The Company recorded an income tax benefit for the three and nine months ended September 30, 2006 of $25,000 and $58,000, respectively. No benefit or provision was recorded for the three months and nine months ended September 30, 2005. The income tax benefit recorded for the nine months ended September 30, 2006 reflects the Company’s estimated annual effective tax rate for 2006. The Company’s expected tax provision for 2006 reflects the increase in the valuation allowance for Alternative Minimum Tax (AMT) credits related to estimated AMT payments expected to be due for 2006 and deferred tax expense related to amortization of tax deductible goodwill resulting from the acquisition of PRWeb.

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

Net Income (Loss) Attributable to Common Stockholders Per Share

Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following summarizes the calculation of basic and diluted net income (loss) attributable to common stockholders per share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Net income (loss) attributable to common stockholders	$(3,484)	$150	$(6,179)	$(34)
Weighted average shares outstanding, basic	4,031,908	15,498,524	4,175,647	15,184,546
Dilutive effect of:
Options to purchase common stock	—	602,363	—	—
Warrants to purchase common stock	—	219,631	—	—

Weighted average shares outstanding, diluted	4,031,908	16,320,518	4,175,647	15,184,546

Net income (loss) attributable to common stockholders per share:
Basic	$(0.86)	$0.01	$(1.48)	$0.00

Diluted	$(0.86)	$0.01	$(1.48)	$0.00

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	September 30,
	2005	2006

Options to purchase common stock	1,239,763	2,363,020
Warrants to purchase common stock	361,446	334,928
Shares of common stock into which outstanding preferred stock is convertible	5,826,668	—

Total options, warrants and preferred stock convertible into common stock	7,427,877	2,697,948

If the Company’s outstanding common stock equivalents were exercised or converted into common stock, the result would have been anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share would have been identical for the three and nine months ended September 30, 2005 and the nine months ended September 30, 2006.

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income or loss includes foreign currency translation adjustments and unrealized gains and losses on short-term investments classified as available-for-sale securities. For the three and nine months ended September 30, 2005 and 2006, the comprehensive income (loss) was determined as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Net income (loss)	$(2,970)	$150	$(4,649)	$(34)
Other comprehensive income (loss):
Foreign currency translation adjustment	23	(31)	12	(65)
Unrealized net gain on available-for-sale investments	—	1	—	1

Comprehensive income (loss)	$(2,947)	$120	$(4,637)	$(98)

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 5, 2006. The Company is currently evaluating the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements must be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require companies to quantify the effects of misstatements on the current year financial statements using both a balance sheet and income statement approach and to evaluate relevant qualitative and quantitative factors to determine whether a misstatement is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effect, if any, the adoption of SAB No. 108 will have on its financial statements.

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

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	PRWeb Acquisition

On August 4, 2006, the Company acquired certain assets and assumed certain liabilities of PRWeb, a provider of online press release distribution services. PRWeb-distributed press releases help customers achieve visibility on the internet by distributing search engine optimized (SEO) press releases directly to various news sites, journalists and other key constituents. The acquisition of PRWeb allows the Company to provide an all-digital solution for customers to maximize online visibility and manage the communications lifecycle. The operating results of PRWeb have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase consideration consisted of $20.9 million in cash and 494,543 shares of Vocus common stock, valued at approximately $7.2 million based on the average closing market price for the two days preceding through the two days following the date of acquisition. The acquisition is accounted for under the purchase method of accounting.

The aggregate purchase consideration consisted of the following (dollars in thousands):

Cash	$20,891
Common stock	7,205
Transaction costs	298

Total purchase consideration	$28,394

The purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets acquired is recorded as goodwill. The total amount assigned to goodwill is deductible for tax purposes. The purchase price has been allocated on a preliminary basis as follows (dollars in thousands):

	Amortization Period

Trade name	7 years	$3,946
Agreements not-to-compete	5 years	3,913
Customer relationships	5 years	3,041
Purchased technology	2 years	240
Property and equipment	3 - 5 years	341
Goodwill		16,989
Assumed liabilities		(76)

Total purchase price		$28,394

The weighted-average amortization period for the intangible assets acquired is 5.6 years.

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

The unaudited pro forma consolidated results of operations presented below assume that the PRWeb acquisition occurred on January 1, 2005 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Revenues	$8,353	$11,443	$22,989	$31,945
Net income (loss)	$(3,517)	$508	$(6,336)	$2,905
Accretion on preferred stock	(514)	—	(1,530)	—

Net income (loss) attributable to common stockholders	$(4,031)	$508	$(7,866)	$2,905
Basic net income (loss) attributable to common stockholders per share	$(0.89)	$0.03	$(1.68)	$0.19
Diluted net income (loss) attributable to common stockholders per share	$(0.89)	$0.03	$(1.68)	$0.18

These pro forma results are not necessarily indicative of future operating results or those that would have occurred had the acquisition been consummated on January 1, 2005.

5.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 2,600,000 shares have been reserved for future issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Options granted under the Plans have a 10-year term and generally vest annually over a three or four-year period. At September 30, 2006, 1,003,762 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring the recognition of compensation expense based upon the fair value of its stock-based compensation awards. The following table sets forth the incremental stock-based compensation expense related to the adoption of SFAS No. 123R that is recorded in the consolidated statement of operations for the three months and nine months ended September 30, 2006 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006

Cost of revenues	$16	$54
Sales and marketing	177	332
Research and development	55	164
General and administration	276	787

Total	$524	$1,337

The effect of adopting SFAS No. 123R was a decrease in net income of $196,000, or $0.01 per basic and diluted share, for the three months ended September 30, 2006 and an increase in net loss of $501,000, or $0.03 per basic and diluted share, for the nine months ended September 30, 2006.

During 2004, the Company granted certain options with an exercise price that was less than the estimated fair value of the underlying stock, resulting in deferred compensation. Stock-based compensation from these awards for

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

the three months ended September 30, 2005 and 2006 was $4,000 and $3,000, respectively, and for the nine months ended September 30, 2005 and 2006 was $11,000 and $10,000, respectively. Upon the adoption of SFAS No. 123R, the related deferred compensation of $19,000 was reclassified to additional paid-in-capital.

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

The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006

Stock price volatility	53%	52%
Expected term (years)	6.3	6.3
Risk-free interest rate	5.0%	4.9%
Dividend yield	0.0%	0.0%

The weighted-average grant date fair value of options granted during the three months and nine months ended September 30, 2006 was $7.45 and $7.68, respectively.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock option activity for the nine months ended September 30, 2006 is as follows:

			Weighted-		Aggregate
			Average		Intrinsic
			Exercise	Weighted-	Value as of
	Number of	Range of	Price per	Average	September 30,
	Options	Exercise Prices	Share	Contractual Term	2006
					(In thousands)

Balance outstanding at December 31, 2005	2,468,351	$0.30 - $9.00	$5.92
Granted	325,833	12.42 - 15.74	13.38
Exercised	(388,886)	0.30 - 9.00	1.31
Forfeited or cancelled	(42,278)	2.46 - 12.42	5.03

Balance outstanding at September 30, 2006	2,363,020	$0.30 - $15.74	$7.73	8.3	$19,032

Expected to vest at September 30, 2006	2,205,859	$0.30 - $15.74	$7.66	8.3	$17,905

Exercisable at September 30, 2006	446,767	$0.30 - $15.74	$2.25	5.0	$6,043

The following details the outstanding options at September 30, 2006:

		Weighted-	Weighted-	Exercisable	Weighted-
	Outstanding as of	Average	Average	as of	Average
Range of	September 30,	Remaining	Exercise	September 30,	Exercise
Exercise Price	2006	Contractual Life	Price	2006	Price

$ 0.30 - $ 1.57	165,293	3.2	$0.30	165,293	$0.30
$ 1.58 - $ 3.15	185,235	4.8	2.46	176,478	2.46
$ 3.16 - $ 4.72	29,950	7.9	3.99	11,570	3.99
$ 4.73 - $ 6.30	387,422	8.3	4.80	86,640	4.80
$ 6.31 - $ 7.87	4,662	8.5	7.05	1,287	7.05
$ 7.88 - $ 9.44	1,265,625	9.2	9.00	5,250	9.00
$ 9.45 - $12.59	10,000	9.4	12.42	—	—
$12.60 - $14.17	282,500	9.8	13.15	—	—
$14.18 - $15.74	32,333	9.6	15.74	249	15.74

	2,363,020	8.3	$7.73	446,767	$2.25

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at September 30, 2006 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised was $1,018,000 and $4,601,000, respectively.

Cash proceeds from the exercise of stock options for the three months ended September 30, 2005 and 2006 were $0 and $150,000, respectively, and for the nine months ended September 30, 2005 and 2006 were $149,000 and $461,000, respectively. The Company did not realize a material tax benefit from the exercise of these options.

As of September 30, 2006, there was $6,862,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plans. This cost is expected to be recognized over a weighted average period of 3.3 years. Substantially all options that vested during the nine months ended September 30, 2006 were granted prior to June 15, 2005, the date the Company filed a registration statement with the SEC to sell its

Vocus, Inc.

Notes to Consolidated Financial Statements — (Continued)

common stock in a public offering. The Company valued these options using the intrinsic value method for purposes of recording stock-based compensation expense in its financial statements. For pro forma disclosure purposes, the Company valued these options using the minimum value method. The fair value of these options that vested during the three and nine months ended September 30, 2006 was $20,000 and $63,000, respectively.

Common Stock Repurchases

In the three months ended September 30, 2005, the Company purchased an aggregate of 151,666 shares of common stock from certain former employees at a price of $7.05 per share, the estimated fair value of the shares on the date of purchase. Certain of these shares of common stock were obtained through stock option exercises within the six-month period preceding the purchase by the Company. These purchases resulted in stock-based compensation equal to the amount the Company paid to acquire the common stock, reduced by the amount paid by the employee upon exercise of the stock option, or an aggregate of $1.0 million for the three and nine months ended September 30, 2005.

6.	Debt

Equipment Line of Credit

On July 18, 2006, the Company modified its Equipment Line of Credit to increase the maximum borrowings by $700,000 to $2.0 million and to extend the expiration date to June 30, 2007.

7.	Commitments and Contingencies

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

We sell access to our on-demand software primarily through our direct sales channel, and to a lesser extent through third-party distributors. As of September 30, 2006, we had 1,603 active customers of all sizes across a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active customers as unique customer accounts that have an active subscription for our on-demand software and have not been suspended for non-payment.

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

On August 4, 2006, we acquired PRWeb, a provider of online press release distribution services. Through our acquisition of PRWeb, we help customers achieve visibility on the internet by distributing search engine optimized (SEO) press releases directly to various news sites, journalists and other key constituents. We offer technologies which allow our customers to widely distribute press releases containing important elements of new media such as images, podcasts and video messages to drive internet traffic to websites and optimize brand awareness.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from the distribution of press releases. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year; however, our customers may select subscriptions with multi-year terms. We generally invoice our customers in advance of their annual subscription, with payment terms that require our customers pay us within 30 days of invoice. Our subscription agreements are non-cancelable, though customers typically have the right to terminate their agreements for cause if we materially breach our obligations under the agreement.

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the three and nine months ended September 30, 2006, professional services sold separately accounted for less than 5% of our revenues.

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

Through our acquisition of PRWeb, we derive revenue from press release distribution services primarily from small and medium-sized organizations. Our customers generally pay us in advance of the distribution of the press release.

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure, amortization of content and purchased technology, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer supplies, depreciation for computer equipment and office supplies based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

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

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 45% and 47% of our revenues for the three and nine months ended September 30, 2006. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. Accordingly, we generally experience a delay between the recognition of revenues and the corresponding increase in sales and marketing expenses.

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

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in 2006, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies, but will remain relatively consistent or decrease slightly as a percentage of revenues.

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

Amortization of Intangible Assets.  Amortized intangible assets consist of customer relationships a trade name and agreements not-to-compete acquired in business combinations.

Repurchase of Common Stock.  In the three months ended September 30, 2005, we purchased an aggregate of 151,666 shares of common stock from certain former employees at a price of $7.05 per share, the estimated fair value of the shares on the date of purchase. The shares held by former employees were obtained through the exercise of stock options and these purchases were pursuant to the terms of the related stock option agreements. Certain of these shares of common stock were obtained through stock option exercises within the six-month period preceding the purchase. As a result, we recorded stock-based compensation equal to the amount we paid to acquire the common stock, reduced by the amount paid by the employee upon exercise of the stock option, or an aggregate of $1.0 million in the three and nine months ended September 30, 2005.

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

Revenue Recognition.  We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenues from subscription agreements for our on-demand software and related services when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue.

Our subscription agreements generally contain multiple service elements and deliverables. These elements include access to our software and often specify initial services including implementation and training. Our subscription agreements do not provide customers the right to take possession of the software at any time.

Our revenue recognition policy considers all elements in our multiple element subscription agreements as a single unit of accounting, and accordingly, we recognize all associated fees over the subscription period, which is typically one year. We recognize our revenue over the subscription period because the subscription is the last element delivered to the customer and the predominant element of our agreements. In applying the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. When we sell this subscription separately from professional services the price charged varies widely, and therefore we cannot objectively and reliably determine the subscription’s fair value. As a result, subscription revenues are recognized ratably over the subscription period. Professional services sold separately from a subscription arrangement are recognized as the services are performed.

Through our acquisition of PRWeb, we distribute press releases over the internet that are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. We recognize revenue on a per transaction basis when the press releases are made available to the public.

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

As of September 30, 2006, there was $6,862,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Business Combinations.  We have completed acquisitions of businesses that have resulted in the recording of identifiable intangible assets based on the estimated fair value of those assets and goodwill in our financial statements. Intangible assets consist of acquired customer relationships, a trade name, agreements not-to-compete and purchased technology. Intangible assets are amortized either on a straight-line or accelerated basis over their estimated useful lives ranging from two to seven years. Accounting for these acquisitions requires us to make determinations about the fair value of assets acquired, including intangible assets, and liabilities assumed that involve estimates and judgments.

Impairment of Long-Lived Assets.  We assess the impairment of our intangible and other long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge would be included in our results of operations.

We test our goodwill for impairment annually on November 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions and a variety of other circumstances. Any resulting impairment charge would be included in our results of operations.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006

Revenues	100%	100%	100%	100%
Cost of revenues	23	20	23	21
Accelerated amortization of prepaid royalty fees and contract termination costs	20	—	7	—

Gross profit	57	80	70	79
Operating expenses:
Sales and marketing	51	45	54	47
Research and development	9	7	9	8
General and administrative	31	25	23	25
Amortization of intangible assets	6	5	6	4

Total operating expenses	97	82	92	84
Loss from operations	(40)	(2)	(22)	(5)
Interest and other income (expense), net	(1)	3	(1)	5

Income (loss) before benefit for income taxes	(41)	1	(23)	—
Benefit for income taxes	—	—	—	—

Net income (loss)	(41)%	1%	(23)%	—%

The following table sets forth our total deferred revenue and number of active customers as of the last day of each of the periods presented and net cash provided by operating activities for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Total deferred revenue (in thousands)	$17,711	$22,351	$17,711	$22,351
Active customers	1,292	1,603	1,292	1,603
Net cash (used in) provided by operating activities (in thousands)	$(23)	$1,763	$703	$5,144

Three Months Ended September 30, 2006 and 2005

Revenues.  Revenues for the three months ended September 30, 2006 were $10.8 million, an increase of $3.5 million, or 47%, over revenues of $7.3 million for the comparable period in 2005. The increase in revenues was due to the increase in the number of total active customers to 1,603 as of September 30, 2006 from 1,292 as of September 30, 2005 and the effect of the PRWeb acquisition. The increase in total active customers was the result of the addition of sales and marketing personnel focused on adding new customers and the continued increased market acceptance of our on-demand software for public relations. Total deferred revenue as of September 30, 2006 was

$22.4 million, representing an increase of $4.7 million, or 26%, over total deferred revenue of $17.7 million as of September 30, 2005.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2006 was $2.1 million, an increase of $438,000, or 26%, over cost of revenues of $1.7 million for the comparable period in 2005. The increase in cost of revenues was primarily due to an increase of $337,000 in employee related costs including PRWeb personnel, $146,000 in hosting and distribution costs, $35,000 from amortization of our internally developed software and information database used in our subscription services and $16,000 in stock-based compensation reflecting the adoption of SFAS No. 123R, offset by a decrease $150,000 in third-party license and royalty fees. We launched our information database in August 2005, resulting in a reduction of license and royalty fees paid to third-party providers. We had 92 full-time employee equivalents in our professional and other support services groups at September 30, 2006 compared to 61 full-time employee equivalents at September 30, 2005.

Accelerated Amortization of Prepaid Royalty Fees and Contract Termination Costs.  We incurred a $1.4 million charge in the three months ended September 30, 2005 related to the release of our internally-developed content and the related cessation of use of certain third-party content. We developed our own content that our customers began using in place of a significant portion of the third-party content that was previously included in the information database that we make available to our customers through our on-demand software. During the three months ended September 30, 2005, we began providing this internally-developed content to our customers and we ceased providing the third-party content. Because our customers ceased using the third-party content, we accelerated the amortization of the related prepaid royalty fees. In addition, we were required to make minimum annual payments under the related data resale agreement with the third-party. The effect of the release of our internally-developed content and the related cessation of the use of the third-party content resulted in a charge of $702,000 related to the accelerated amortization of the prepaid royalty fees and $747,000 for accrual of the remaining contractual minimum payments.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended September 30, 2006 were $4.9 million, an increase of $1.2 million, or 32%, over sales and marketing expenses of $3.7 million for the comparable period in 2005. The increase was primarily due to an increase of $885,000 in employee related costs and an increase of $177,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. Our sales and marketing headcount increased by 36% as we hired additional sales personnel to focus on adding new customers and increasing revenues from existing customers. We had 120 full-time sales and marketing employee equivalents at September 30, 2006 compared to 88 full-time employee equivalents at September 30, 2005.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2006 were $785,000, an increase of $118,000, or 18%, over research and development expenses of $667,000 for the comparable period in 2005. The increase in research and development expenses was primarily due to an increase of $98,000 in employee related costs including PRWeb personnel and an increase of $55,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. For the three months ended September 30, 2006, we capitalized $34,000 of employee related costs for internally developed software used in our subscription services. We had 26 full-time research and development employee equivalents at September 30, 2006 compared to 23 full-time employee equivalents at September 30, 2005.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2006 were $2.7 million, an increase of $390,000 or 17%, over general and administrative expenses of $2.3 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to an increase of $404,000 in public company operating costs, $321,000 in employee related costs, a $258,000 addition to our accrual for estimated taxes on sales in jurisdictions where our services are considered taxable, $137,000 in rents and facility related costs related to opening or expanding our satellite offices and our acquisition of PRWeb, and $276,000 in stock-based compensation reflecting the adoption of SFAS No. 123R offset by a decrease of $1.0 million in stock-based compensation due to our purchase in 2005 of certain shares of common stock obtained by former employees through stock option exercises within six months preceding this purchase. The estimated sales tax liability may be subject to revision in the future based upon a final determination of the taxability of our subscription services in certain jurisdictions. Our general and administrative headcount increased by 50% as we hired additional personnel to support our growth. We had 30 full-time employee equivalents in our general and administrative group at September 30, 2006 compared to 20 full-time employee equivalents at September 30, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended September 30, 2006 was $531,000, an increase of $126,000, or 31%, over amortization of intangible assets of $405,000 for the comparable period in 2005. The increase in amortization expense is attributable to the intangible assets related to the purchase of PRWeb.

Other Income (Expense).  Other income for the three months ended September 30, 2006 was $393,000 compared to other expense of $63,000 for the comparable period in 2005. The increase in other income (expense) was $456,000. We invested proceeds from our initial public offering in December 2005 in cash equivalents and short-term investments, and we repaid in full our outstanding borrowings under our revolving line of credit which was terminated. The higher balances of cash and short-term investments resulted in increased interest income. The repayment of the outstanding borrowings under our revolving line of credit resulted in decreased interest expense.

Benefit for Income Taxes.  The benefit for income taxes for the three months ended September 30, 2006 was $25,000. No provision or benefit for income taxes was recorded in the comparable period in 2005. The benefit for income taxes in the 2006 quarter related to the cumulative adjustment to reflect our full year estimated tax rate. We expect to make Alternative Minimum Tax (AMT) payments for 2006. We have incurred losses for all periods presented and have recorded a valuation allowance to offset our deferred tax assets including credits for AMT payments.

Nine Months Ended September 30, 2006 and 2005

Revenues.  Revenues for the nine months ended September 30, 2006 were $28.2 million, an increase of $8.0 million, or 40%, over revenues of $20.2 million for the comparable period in 2005. The increase in revenues was primarily due to the increase in the number of total active customers to 1,603 as of September 30, 2006 from 1,292 as of September 30, 2005. The increase in total active customers was the result of the addition of sales and marketing personnel focused on adding new customers and the continued increased market acceptance of our on-demand software for public relations. Total deferred revenue as of September 30, 2006 was $22.4 million, representing an increase of $4.7 million, or 26%, over total deferred revenue of $17.7 million as of September 30, 2005.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2006 was $6.0 million, an increase of $1.3 million, or 29%, over cost of revenues of $4.7 million for the comparable period in 2005. The increase in cost of revenues was primarily due to an increase of $1.4 million in employee related costs, including $1.0 million from personnel for the maintenance of our information database, $162,000 from amortization of our internally developed software and information database used in our subscription services, $315,000 in hosting and distribution costs and $54,000 in stock-based compensation reflecting the adoption of SFAS No. 123R, offset by a decrease of $611,000 in third-party license and royalty fees. We launched our information database in August 2005, resulting in a reduction of license and royalty fees paid to third-party providers. We had 92 full-time employee equivalents in our professional and other support services groups at September 30, 2006 compared to 61 full-time employee equivalents at September 30, 2005.

Accelerated Amortization of Prepaid Royalty Fees and Contract Termination Costs.  We incurred a $1.4 million charge in the nine months ended September 30, 2005 related to the release of our internally-developed content and the related cessation of use of certain third-party content. We have developed our own content that our customers began using in place of a significant portion of the third-party content that was previously included in the information database that we make available to our customers through our on-demand software. During the third quarter ended September 30, 2005, we began providing this internally-developed content to our customers and we ceased providing the third-party content. Because our customers ceased using the third-party content, we accelerated the amortization of the related prepaid royalty fees. In addition, we are required to make minimum annual payments under the related data resale agreement with the third-party. The effect of the release of our internally-developed content and the related cessation of the use of the third-party content resulted in a charge of $702,000 related to the accelerated amortization of the prepaid royalty fees and $747,000 for accrual of the remaining contractual minimum payments.

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2006 were $13.4 million, an increase of $2.6 million or 24%, over sales and marketing expenses of $10.8 million for the comparable period in 2005. The increase was primarily due to an increase of $2.1 million in employee related costs, including $564,000 in sales commissions and $332,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. Our sales and marketing headcount increased by 36%, as we hired additional sales personnel to focus on adding new customers and increasing revenues from existing customers. We had 120 full-time sales and marketing employee equivalents at September 30, 2006 compared to 88 full-time employee equivalents at September 30, 2005.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2006 were $2.2 million, an increase of $344,000, or 18%, over research and development expenses of $1.9 million for the comparable period in 2005. The increase in research and development expenses was primarily due to an increase of $168,000 in employee related costs and an increase of $164,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. For the nine months ended September 30, 2006 and 2005, we capitalized $71,000 and $167,000, respectively, of employee related costs for internally developed software used in our subscription services. We had 26 full-time research and development employee equivalents at September 30, 2006 compared to 23 full-time employee equivalents at September 30, 2005.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2006 were $7.0 million, an increase of $2.3 million, or 51%, over general and administrative expenses of $4.7 million for the comparable period in 2005. The increase in general and administrative expenses was primarily due to $946,000 in public company operating costs, a $663,000 addition to our accrual for estimated taxes on sales in jurisdictions where our services are considered taxable, $504,000 in employee related costs, $122,000 in depreciation expense, $114,000 in travel related expenses and $787,000 in stock-based compensation reflecting the adoption of SFAS No. 123R offset by a decrease of $1.0 million in stock-based compensation due to our purchase in 2005 of certain shares of common stock obtained by former employees through stock option exercises within six months preceding this purchase. The estimated sales tax liability may be subject to revision in the future based upon a final determination of the taxability of our subscription services in certain jurisdictions. Our general and administrative headcount increased by 50% as we hired additional personnel to support the increasing reporting and regulatory requirements of a public company. We had 30 full-time employee equivalents in our general and administrative group compared to 20 full time employee equivalents at September 30, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets for the nine months ended September 30, 2006 was $982,000, a decrease of $218,000, or 18%, over amortization of intangible assets of $1.2 million for the comparable period in 2005. Customer relationships acquired in the purchase of PAT were fully amortized in January 2006 resulting in the decrease in amortization offset partially by amortization expense related to the purchase of PRWeb.

Other Income (Expense).  Other income for the nine months ended September 30, 2006 was $1.4 million compared to other expense of $152,000 for the comparable period in 2005. The increase in other income (expense) was $1.5 million. We invested proceeds from our initial public offering in December 2005 in cash equivalents and short-term investments, and we repaid in full our outstanding borrowings under our revolving line of credit which was terminated. The higher balances of cash and short-term investments resulted in increased interest income of $1.3 million. The repayment of the outstanding borrowings under our revolving line of credit resulted in decreased interest expense of $150,000.

Benefit for Income Taxes.  The benefit for income taxes for the nine months ended September 30, 2006 was $58,000. No provision or benefit for income taxes was recorded in the comparable period in 2005. The benefit for income taxes in 2006 reflects our full year estimated tax rate. We expect to make AMT payments for 2006. We have incurred losses for all periods presented and have recorded a valuation allowance to offset our deferred tax assets including credits for AMT payments.

Liquidity and Capital Resources

At September 30, 2006, our principal sources of liquidity were cash and cash equivalents, short-term investments and net accounts receivable totaling $32.3 million, compared to $47.4 million at December 31, 2005.

Our deferred revenue at September 30, 2006 and December 31, 2005 was $22.4 million and $20.7 million, respectively, which reflects growth in the invoiced amounts due from our active customers. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue, which are then recognized as revenue ratably over the term of the subscription arrangement.

Net cash provided by operating activities was $5.1 million for the nine months ended September 30, 2006 and $703,000 for the comparable period in 2005. Net cash provided by operating activities for the nine months ended September 30, 2006 was primarily related to a net loss of $34,000 that included non-cash charges relating to depreciation and amortization and stock-based compensation of $3.5 million and an increase in deferred revenue of $1.6 million. Net cash provided by operating activities for the nine months ended September, 30, 2005 was primarily related to a net loss of $4.6 million that included non-cash charges relating to depreciation and amortization and stock-based compensation of $3.0 million, and an increase in deferred revenue of $1.7 million.

Net cash used in investing activities was $23.3 million during the nine months ended September 30, 2006 and $3.4 million for the comparable period in 2005. Net cash used in investing activities during the nine months ended September 30, 2006 was primarily due to the cash consideration of $20.9 million related to the acquisition of PRWeb and net purchase of short-term investments. Net cash used in investing during the nine months ended September 30, 2005 was primarily due to purchases of fixed assets for new offices, network infrastructure and computer equipment for our employees and the development of our content database.

Net cash provided by financing activities was $311,000 during the nine months ended September 30, 2006 and $1.7 million for the comparable period in 2005. Net cash provided by financing activities during the nine months ended September 30, 2006 consisted of stock option exercises offset by net payments on our notes payable and capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 2005 was primarily due to borrowings under our revolving line of credit which were repaid in December 2005, at which time the line of credit was terminated, offset by payments to purchase our common stock and by payments related to our initial public offering.

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

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls and

Procedures”). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Based on the evaluation, our CEO and CFO concluded that as of September 30, 2006, our Disclosure Controls and Procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in the our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business and Industry

We operate in emerging markets which makes it difficult to evaluate our business and future prospects and may increase the risk of your investment.

The markets for software designed specifically for corporate communications and public relations and services for online news distribution are relatively new and emerging, making our business and future prospects difficult to evaluate. Many companies have invested substantial personnel and financial resources in their PR departments, and may be reluctant or unwilling to migrate to software designed to address the corporate communications and public relations market and unwilling to utilize our services to distribute new releases over the internet. Widespread market acceptance of our solutions is critical to the success of our business. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market of corporate communications and public relations software. These challenges, risks and difficulties include the following:

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

Although our predecessor company was founded in 1988, we did not begin offering our on-demand software until 1999. We derive, and expect to continue to derive for the foreseeable future, principally all of our revenue from providing on-demand software and related ancillary services. The market for on-demand software is at an early stage of development, and it is uncertain whether on-demand solutions such as ours will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand software in general and for on-demand corporate communications and public relations software in particular. If businesses do not perceive the benefits of on-demand software, then the market may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations.

Principally all of our on-demand software solutions are sold pursuant to subscription agreements, and if our existing customers elect either not to renew these agreements or renew these agreements for fewer modules or seats, our business, financial condition and results of operations will be adversely affected.

Principally all of our on-demand software solutions are sold pursuant to annual or multi-year subscription agreements and our customers have no obligation to renew these agreements. As a result, we are not able to consistently and accurately predict future renewal rates. Our customers’ renewal rates may decline or fluctuate or our customers may renew for fewer modules or seats as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations due to budgetary or other concerns, and the availability and pricing of competing products. Additionally, we may lose our customers due to the high turnover rate in the PR departments of small and mid-sized organizations. If large numbers of existing customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

Because we recognize revenue over the term of the applicable subscription agreement, the lack of subscription renewals or new subscription agreements may not be immediately reflected in our operating results.

We recognize principally all of our revenue over the term of a customer’s subscription agreement. The majority of our quarterly revenue usually represents the recognition of deferred revenue from subscription agreements entered into during previous quarters. As a result, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations until future periods. Our business model also makes it difficult for us to reflect any rapid increase in our customer base and the resulting effect of this increase in our revenue in any one period because revenue from new customers will be recognized over the applicable subscription agreement term.

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

If our information database does not maintain market acceptance, our business, financial condition and results of operations could be adversely affected.

We have developed our own content that our customers began using in place of a significant portion of the third-party content that had been included in the information database that we make available to our customers through our on-demand software. In August 2005, we began providing this internally-developed content to our customers. If this information database does not maintain market acceptance, current customers may not continue to renew their subscription agreements with us, and it may be more difficult for us to acquire new customers. We may be required to continue to license information from third parties, and such information may not continue to be availables from third parties on commercially reasonable terms, if at all.

We have incurred operating losses in the past and may incur operating losses in the future.

Although we reported our first quarter of profitability in the quarter ended September 30, 2006, we have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $3.6 million for 2003, $2.7 million for 2004 and $4.9 million for 2005. In addition, we expect our operating expenses to increase in the future as we expand our operations, and if our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be able to sustain profitability. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth, or our revenue could decline.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of subscriptions sold and press releases distributed in a particular quarter;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	our policy of expensing sales commissions at the time our customers are invoiced for a subscription agreement, while the majority of our revenue is recognized ratably over future periods;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	changes in the payment terms for our products and services; and

•	the purchasing and budgeting cycles of our customers.

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

If there are interruptions or delays in our services due to third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions and the use of our services could become impaired, which could harm our relationships with customers and subject us to liability.

All of our solutions reside on hardware that we own or lease and are currently located in third-party facilities. We do not maintain long-term supply contracts with our third-party facility provider, and the provider does not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend on our third-party facility providers’ ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangements are terminated, or there is a lapse of service or damage to such facility, we could experience interruptions in our services as well as delays and additional expense in arranging new facilities and services.

Our disaster recovery computer hardware and systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at a third-party facility. In the event of a disaster in which a third-party facility was irreparably damaged or destroyed, we could experience lengthy interruptions in our services. Moreover, our disaster recovery computer hardware and systems are located within the same geographic regions as our third-party facilities and may be equally or more affected by any disaster affecting our third-party facilities. Any or all of these events could cause our customers to lose access to our software. In addition, the failure by a third-party facility to meet our capacity requirements could result in interruptions in our services or impede our ability to scale our operations.

We architect the system infrastructure and procure and own or lease the computer hardware used for our services. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our services. Any interruptions or delays in our services, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could reduce our revenue, subject us to liability, cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business, financial condition and results of operations.

The market for our on-demand software solutions among large customers may be limited if they require customized features or functions that we do not currently intend to provide in our solutions or that would be difficult for individual customers to customize within our solutions.

Prospective customers, especially large enterprise customers, may require heavily customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, and that would be difficult for them to implement themselves, then the market for our on-demand software solutions will be more limited and our business could suffer.

Acquisitions and future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and consume resources that are necessary to sustain our business.

One of our business strategies is to continue to selectively acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both. An acquisition, including our acquisition of PR Web, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired organizations, technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

•	issue additional equity securities that would dilute the ownership of our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences, substantial depreciation, impairment of intangible assets or deferred compensation charges.

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

If we fail to develop our brands cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of our brands in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We may be liable to our customers and may lose customers if we provide poor service, if our solutions do not comply with our agreements or if there is a loss of data.

The information in our databases may not be complete or may contain inaccuracies that our customers regard as significant. Our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems or failure by a third-party facility to meet our capacity requirements. In addition, computer viruses and intentional or unintentional acts of our employees may harm our systems causing us to lose data we maintain and supply to our customers or data that our customers input and maintain on our systems, and the transmission of computer viruses could expose us to litigation. Our subscription agreements generally give our customers the right to terminate their agreements for cause if we materially breach our obligations. Any failures in the services that we supply or the loss of any of our customers’ data that we cannot rectify in a certain time period may give our customers the right to terminate their agreements with us and could subject us to liability. As a result, we may also be required to spend substantial amounts to defend lawsuits and pay any resulting damage awards. In addition to potential liability, if we supply inaccurate data or experience interruptions in our ability to supply data, our reputation could be harmed and we could lose customers.

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

Our software may contain undetected errors or defects that may result in product failures or otherwise cause our solutions to fail to perform in accordance with customer expectations. Because our customers use our solutions for important aspects of their business, any errors or defects in, or other performance problems with, our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales or our existing customers may to not renew. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our solutions fail to perform or contain a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for our solutions’ failure or defect. We do not currently maintain any warranty reserves.

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

The success of our business depends on the continued growth and acceptance of the Internet as a business and communications tool, and the related expansion and regulation of the Internet infrastructure.

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our solutions. We rely on a combination of copyright, trademark and trade secret laws, patents, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying our solutions or otherwise infringing on our intellectual property rights. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop solutions similar or superior to ours. In addition, the laws of some countries in which our solutions are or may be licensed do not protect our solutions and intellectual property rights to the same extent as do the laws of the United States.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Richard Rudman, our Chief Executive Officer, President and Chairman and Robert Lentz, our Chief Technology Officer. We are also substantially dependent on the continued service of our development personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our development personnel that require them to remain our employees nor do the employment agreements we have with our executive officers and other employees require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. The loss of one or more of our key employees could seriously harm our business.

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

For example, the FASB now requires companies to expense the fair value of employee stock options. Such stock option expensing requires us, beginning in 2006, to value our employee stock option grants pursuant to a fair value-based model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We have previously accounted for stock-based awards to employees in accordance with the intrinsic value method. The intrinsic value method generally results in recording less expense than the fair value method for stock-based awards. This change in accounting treatment will materially and adversely affect our reported results of operations. We discuss more fully the adoption of new rules for accounting for stock-based awards in Note 2 to the notes to the consolidated financial statements included elsewhere in this report.

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

As of September 30, 2006, our executive officers, directors and affiliated entities together beneficially owned approximately 50% of our outstanding common stock. These stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Sale of Unregistered Securities

On August 4, 2006, we acquired PRWeb International, Inc. in exchange for $20.9 million in cash and 494,543 shares of our common stock. These shares of common stock were issued to the sole stockholder of PRWeb and an affiliated entity. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that Act and/or Rule 506 of Regulation D promulgated thereunder. The sale of these shares of our common stock was made without general solicitation or advertising. No underwriters were involved in connection with the sale of the shares referenced above.

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

In December 2005, we used approximately $6.8 million from the net proceeds received from our initial public offering to repay certain indebtedness. In August, 2006, we used approximately $20.9 million of the offering proceeds for the acquisition of PRWeb. We have invested the remainder of the proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities and money market funds. We anticipate that we will use the remaining proceeds to fund working capital and general corporate purposes, which may include the expansion of our content and service offerings and potential acquisitions of complimentary businesses, products and technologies. We cannot specify with certainty all of the particular uses for the proceeds. The amounts we actually expend for these purposes may vary significantly and will depend on a number of factors. Accordingly, our management will retain broad discretion in the allocation of the proceeds.

Item 6.  Exhibits

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
10.1		Asset Purchase Agreement, dated as of August 4, 2006, between the Company, Vocus PRW Holdings LLC, PRWeb International, Inc., PRWeb, LLC and David McInnis(2)
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: November 13, 2006

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
10.1		Asset Purchase Agreement, dated as of August 4, 2006 between the Company, Vocus PRW Holdings LLC, PRWeb International, Inc., PRWeb, LLC and David McInnis.(2)
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.