Form 10-K
period 2006-12-31
Vocus, Inc.
filed 2007-03-02
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-51644

VOCUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1806705
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4296 Forbes Boulevard
Lanham, Maryland 20706
(301) 459-2590
(Address including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:
None

Securities registered pursuant to Section 12(b) of the Act:

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant (7,654,350 shares) based on the $14.25 closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2006, was approximately $109,074,488. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 21, 2007, there were outstanding 16,023,707 shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a leading provider of on-demand software for public relations management. In an age of real-time communication, with an increasing number of media outlets, a rapidly growing volume of news and the emergence of blogs and other social media, traditional approaches to public relations, or PR, are becoming outmoded. Our web-based software suite helps organizations in the Internet-enabled world to fundamentally change the way they communicate with both the media and the public, optimizing their public relations and increasing their ability to measure its impact.

Our on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. By automating and integrating essential elements of PR functions, our solutions help organizations communicate directly with key reporters and with the public, identify and analyze relevant news stories and manage relationships with the media and other key stakeholders.

As a part of our solution, we provide a proprietary information database of over 800,000 journalists, analysts, media outlets and publicity opportunities. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand modules that together address the communications life-cycle from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics.

We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our software. We were an early pioneer in hosted, multi-tenant, on-demand software, launching our first version in 1999. Our on-demand software is offered primarily as an annual or multi-year subscription, with press release distribution also offered on a per-transaction basis. As of December 31, 2006 we had 1,727 active customers representing organizations of all sizes across a wide variety of industries. Our solution is currently available in five languages and is in use by customers around the world. Since 1999, we have achieved 30 consecutive quarters of revenue growth.

Industry Background

Public Relations

The process of managing relationships and communications with journalists, analysts and the public is central to an organization’s reputation, profitability and, ultimately, shareholder value. As organizations recognize the growing importance of effective PR to their success, they increasingly rely on public relations to manage and analyze critical information and to deliver quick and consistent communications. Public relations professionals handle organizational functions such as media, government, consumer, industry and community relations. Every organization, large and small, engages in public relations, whether as an organized department, a single employee’s responsibility or simply as a result of public interactions by its executives.

Based on data from the 2004 Public Relations Client Survey prepared by Thomas L. Harris/ Impulse Research, the average PR budget for responding organizations in 2004 was approximately $3.1 million. This budget includes spending for both internal and outsourced PR functions, and includes corporate communications, product PR, online communications, public affairs and government relations. Based on the Thomas L. Harris Survey, we estimate that the annual PR budget for these organizations increased at a compounded rate of 15.5% per year from 2001 to 2004. Based on data included in the Survey, we estimate that, for organizations with annual revenues of at least $10 million, the aggregate annual PR budgets for programs and activities that our solutions address were approximately $59 billion in 2004. To calculate this amount, which we do not believe represents the size of the market for our solutions, we first estimated the aggregate PR budgets in 2004 for these organizations, based upon the Survey’s breakdown of average PR budgets by categories of organizations’ total annual revenues, and the number of organizations in each of these categories as reported by Dun and Bradstreet. We then multiplied this amount by the portion of the overall average PR budget in 2004 reported by the Survey which corresponds to programs and activities that our solutions address — corporate media relations, government relations, internal communications, investor relations, product media relations and public affairs. In addition, the U.S. Department of

Labor Statistics projects that the employment of public relations specialists will increase faster than the average for all occupations through 2012. Based upon our target market of organizations with annual revenues of at least $10 million and the current pricing of our solutions, we believe that the potential market for on-demand software for PR exceeds $2 billion.

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

Larger organizations are typically well staffed and have dedicated budgets and resources. These organizations are faced with the challenges of managing large amounts of information, delivering consistent and well-executed communications, collaborating among large or geographically-dispersed teams and analyzing and reporting on the effectiveness of their PR. The objective for large organizations is typically to maximize effectiveness and ensure consistency of message, while delivering measurable results and improved efficiency.

Trends in business communications and the media are directly impacting the practice of PR. Technologies including the Internet, cable, satellite and wireless communications allow commercial and public media to access audiences almost instantaneously. In addition, these technologies are leading to a rapid expansion of media outlets, media channels and news sources including the rapid emergence of new social media channels such as blogs, podcasts and online communities. As a result, organizations now face broader and more diverse audiences who are informed in real-time by these media, and also face a growing volume of critical business information that needs to be identified, analyzed and managed. An organization can no longer rely on a few relationships with key journalists to achieve PR objectives. As these trends continue, it will be more challenging for organizations to provide a consistent corporate message, gain public support, respond to crisis situations and achieve their public relations goals.

Outside of traditional PR agencies, the public relations market is generally underserved, with few solutions to address the PR business process in a comprehensive, integrated and cost effective manner. A number of vendors offer one or more software products that each address a single problem or process within PR, such as contact management, news monitoring, distribution or analytics. Other than these discrete, stand-alone solutions, PR processes are generally performed by internal departments or designated staff either manually or with generic desktop software. In addition, while organizations may purchase a variety of these stand-alone products and services, the resulting combination is usually more expensive and less efficient than an integrated software suite that addresses the complete PR life-cycle.

Public Relations and the On-Demand Software Market

Information technology has created opportunities to deliver software applications directly to users over the Internet in a subscription-based, “on-demand” business model. This model is made possible by the proliferation of high-speed, broadband Internet connectivity, open standards for application integration and advances in network availability and security. On-demand software is delivered over the Internet via a secure, multi-tenant, scalable application and system architecture, which allows the provider to concurrently serve a large number of customers and to efficiently distribute the workload across a network of servers. For the user, on-demand software eliminates the need for expensive hardware, software and internal information technology, or IT, support. In addition, the hosted architecture helps ensure that the software and vendor-supplied content is kept current and secure without user involvement. Additional benefits include rapid deployment and training for new applications, resulting in faster product adoption and increased productivity. This typically results in a lower total cost of ownership and an increased return on investment. The on-demand model also provides operational efficiencies for the software provider in the areas of development and customer support. Traditional enterprise software vendors must develop, maintain and support multiple versions of their software on multiple hardware, operating system and database platforms. On-demand software vendors, by contrast, support and maintain a single version of software across all customers that is developed, maintained and supported on a single technology platform.

This typically results in lower development and support costs, and allows the vendor to more rapidly develop and release new versions of the software and more efficiently support existing customers.

The characteristics of the PR market make it well-suited for the on-demand software business model. As news distribution and communication services continue to move from manual, paper-based systems to automated digital services, the Internet and the on-demand software model provide an efficient and collaborative platform for PR professionals to access, manage and share information and resources. The simple user interface and rapid deployment of web-based software make it ideally suited for users with little or no technology background. On-demand software provides a dedicated, modern and sophisticated technology infrastructure to PR departments that would otherwise typically receive limited internal IT resources. Finally, in contrast to sensitive customer or financial data, organizations are generally comfortable with PR content residing on an external hosted platform. Currently, the customer-specific information we store includes PR collateral pieces, notes regarding customers’ contacts with journalists and media outlets, journalist contact information and similar data. We protect our customers’ information by requiring the use of user identifications and passwords to access our on-demand software.

Our Solutions

We are a leading provider of on-demand software for public relations management. Our web-based software suite helps organizations of all sizes manage local and global relationships and communications with both the media and the public. Our integrated, on-demand software modules provide extensive features and broad functionality that address the critical functions of public relations including media relations, news distribution and news monitoring. Specific modules include contact management, collateral management, project management, newsrooms, PRWeb online newswire, email campaigns, analytics & measurement and news on-demand. By automating and integrating essential elements of PR operations, our solutions allow our customers to improve effectiveness, reduce costs and measure results. We deliver our solutions to customers through a suite of on-demand applications that reduces the cost and risk associated with traditional enterprise software deployments. We believe, based upon our market research and analysis, that the use of on-demand software helps customers reduce risk and increase the predictability of software management costs, as compared to traditional enterprise software.

As a part of our solution, we provide a proprietary information database of over 800,000 journalists, analysts, media outlets and publicity opportunities. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand software modules that together enable our customers to address the communications life-cycle, from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics. We have developed significant domain expertise and have designed on-demand software solutions and best practices tailored specifically for public relations. As a result, our on-demand offerings meet the PR needs of a broad range of organizations regardless of their size, geography, industry or type.

Our comprehensive suite of integrated, on-demand software modules provides the following key benefits:

•	Improved effectiveness of public relations. Our on-demand software helps organizations maximize effectiveness through the automation and integration of disconnected processes. Our solutions help organizations manage large amounts of information, deliver consistent and well-executed communications, collaborate among large or geographically dispersed teams and analyze and report on the effectiveness of their PR.

•	Increased productivity of PR functions. Our on-demand software incorporates features and best practices that automate PR functions to reduce or eliminate manual, paper-based and discrete business activities. Our solutions allow customers to maximize the investment in their PR resources and often lead to a redeployment of PR professionals from repetitive, low-value tasks to high-value strategic initiatives. In addition, we provide capabilities that help our customers significantly reduce the time it takes to monitor, analyze and summarize large volumes of news and other information.

•	Enhanced collaboration. The growth of global brands and large or geographically dispersed PR teams has increased the need for organizations to quickly and easily share critical business information and plan well coordinated communications. Our web-based solution provides shared, real-time access to a central repository of information related to media contacts, relationship history, PR activities, news, documents and reporting. We believe that by improving the management, control, retention and sharing of this information, our solutions enable companies to deliver more effective and consistent communications.

•	Lower total cost of ownership. Our on-demand delivery model enables our customers to achieve significant savings relative to a traditional enterprise software model. Our customers do not spend time installing or maintaining the servers, network and storage equipment, security products, or other infrastructure hardware and software necessary to ensure a scalable and reliable service. In addition, because all upgrades are implemented on our servers they automatically become part of our offering, allowing customers to benefit from product enhancement immediately.

•	Rapid deployment and scalability. Our on-demand software can be deployed rapidly and provisioned easily, without our customers having to make large and risky upfront investments in software, hardware, implementation services and dedicated IT staff. The delivery platform for our software allows the solution to scale to suit customers’ needs. Additional users with defined privileges can be provisioned with minimal implementation time and new modules, such as analytics & measurement, can be deployed quickly and transparently to existing customers.

Our Strategy

Our objective is to be the global leader of on-demand software for public relations management. Key elements of our strategy include:

•	Maintain focus on our core market. We believe the public relations market represents a large and growing opportunity that will allow us to continue our growth for the foreseeable future. We expect that there will continue to be substantial business spending on the processes that our solutions automate, and that competition is fragmented and specialized. As a result, we believe that our focus on producing a suite of integrated applications for this market will allow us to capitalize on this opportunity.

•	Increase revenue from existing customers. We believe there is significant opportunity to expand our relationships with existing customers. We expect to continue to increase revenue by selling additional modules to existing customers and increasing the number of users per customer. The modular architecture of our solution is conducive to developing and deploying additional functionality. To date, we have expanded our original solution set to include contact management, collateral management, project management, newsrooms, PRWeb online newswire, email campaigns, analytics & measurement and news on-demand.

•	Expand direct and indirect distribution channels. We intend to expand our direct sales force and our indirect distribution channels to increase our coverage and penetration of the PR market. We believe there are opportunities to market and sell our solutions, through partnerships with select third parties, to reach certain market segments that would be more difficult or expensive to target with a direct sales force.

•	Expand international market penetration. We believe that the public relations market represents a significant global opportunity. We intend to expand our international distribution channels to increase our international business, which accounted for approximately 7% of our 2006 revenues. To suit individual markets, our software is currently available in five languages — English, French, Spanish, German and Italian. We expect to deploy our solution in additional languages in the future.

•	Selectively pursue strategic acquisitions. The fragmented nature of our market provides opportunities for selective acquisitions. We have acquired and integrated several private companies to date, and we intend to continue to identify and acquire companies which would either expand our solutions’ functionality, provide access to new customers or markets, or both.

Our Products

On-Demand Public Relations Management

Our integrated, on-demand software modules provide extensive features and broad functionality that address the critical functions of public relations. By automating and integrating essential elements of PR functions, our solutions help organizations manage large amounts of information, deliver consistent and well-executed communications, collaborate among large or geographically dispersed teams and analyze and report on the effectiveness of their public relations.

We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our on-demand software.

As a part of our solution, we provide a proprietary information database of over 800,000 journalists, analysts, media outlets and publicity opportunities. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand software modules that together enable our customers to address the communications life-cycle, from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics. Our on-demand software for public relations management includes the following key modules:

•	Contact Management. Allows customers easy access to our database of journalists, media outlets and publicity opportunities. Customers can quickly create targeted lists, send messages by email, fax or mail and track meetings, telephone calls and other important activities.

•	Collateral Management. Provides a central and easily accessible repository in which to store all PR information that needs to be shared internally or externally throughout the organization. Can include documents or files of any type, such as media kits, photographs, videos, executive biographies, annual reports and other PR materials.

•	Project Management. Helps organize PR projects, including press releases, speaking engagements, or publicity events. A graphical dashboard shows the status of all open projects, allowing users to check milestones, reminders, allocated and used resources, team assignments and other tasks from the planning stage through execution and follow-up reporting.

•	Newsrooms. Provides journalists, analysts, public officials and other key audiences 24/7 access to an organization’s breaking news, press releases, digital collateral, grassroots advocacy tools and other critical public information. Matches the look and feel of the organization’s website and allows PR professionals to quickly and easily update content when and where they want, without the need for IT support.

•	PRWeb Online Newswire. Allows organizations to increase their online visibility by distributing their news directly to online news sites such as Google News and Yahoo! News and directly to the public through millions of daily RSS feeds and other social media tools. Optimizes press releases for search engines to ensure that press releases are prominently displayed on search results and drive traffic to an organization’s website.

•	Email Campaigns. Enables organizations to deliver interactive communications that provide online access to related collateral material and to track and measure response rates and other campaign metrics. Provides a simple process for delivering information to journalists, analysts, legislators and other key audiences. Also provides valuable metrics on campaign initiatives, including emails opened, documents downloaded and options selected.

•	Analytics & Measurement. Automatically transforms relevant data about news coverage, PR activities and online newsroom statistics into valuable insight about a PR department’s programs and results. Provides executive-level dashboards, allowing an organization’s senior management to better understand the impact of relevant news, monitor the competitive landscape and recognize trends emerging in the media.

•	News On-Demand. Continuously monitors over 25,000 news sources, including print, broadcast, Internet news sites and key blogs to identify and deliver relevant news coverage to customers based on their individual criteria. News clippings are stored in a searchable database, for easy viewing, printing and sharing.

Due to our flexible architecture and modular design, we are able to easily combine these functional capabilities into pre-packaged editions with optional add-on modules, to meet the needs of a wide range of organizations, regardless of their size or specific PR management objectives. Currently we offer our on-demand software suite in the following pre-packaged editions:

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

Additional functional capabilities are offered through a variety of add-on modules which include newsrooms, PRWeb online newswire, email campaigns, analytics & measurement and news on-demand.

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

Every page of our on-demand software is dynamically rendered for each specific user, including a choice of five languages. Our customers access our solutions through any web browser without installing any software or downloading Java applets, Microsoft ActiveX, or .NET controls. Performance, functional depth and usability of our solutions drive our technology decisions and product direction.

Development

Our research and development efforts are focused on improving and enhancing our existing solutions as well as developing new features and functionality. Because of our common, multi-tenant architecture, we are able to provide all of our customers with a single version of our solutions, which allows us to maintain relatively low research and development expenses, as compared to traditional enterprise software business models which support multiple versions.

Site Operations

We serve all of our customers from two third-party facilities located in Virginia and Washington. These facilities provide security personnel, photo ID/access cards, biometric hand scanners and sophisticated fire systems. The overall security of each data center (inside and outside) and network operations center are monitored by digital video surveillance cameras 24 hours a day, seven days a week. Additionally, redundant electrical generators and environmental control devices are used to keep servers up and running. We own or lease and operate all of the hardware on which our applications run in the third-party facilities.

We continuously monitor the performance of our service. Our site operations team provides all system management, maintenance, monitoring and back-up. We use custom, proprietary tools as well as commercially available tools to monitor our solutions. We run tests in one minute intervals to ensure adequate response from all of our sites. We also monitor site availability and latency from over 15 geographic points around the world in five minute intervals.

To facilitate loss recovery, we operate a multi-tiered system configuration with load balanced web server pools, replicated database servers and fault tolerant storage devices. Databases are backed up every five minutes to a hot standby database and server, which are designed to provide near real-time fail-over service in the event of a malfunction with a primary database or server. Full backups of all databases take place nightly and are archived to tape. These tapes are rotated off-site two times per week to a separate facility managed by Iron Mountain. We also maintain a fully redundant site, located within our headquarters, which would serve as our primary site in the event that a disaster was to render one of the third-party sites inoperable.

Customer Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support group is responsible for new customer implementations, training and general help desk services, including identifying, analyzing and solving any problems or issues. Support services are available to customers on-site, by telephone, via email and via live chat over the Internet. We also offer basic and advanced training classes either on-site or via the Internet through live or pre-recorded web-based classes. In addition, we offer 24/7 editorial support to users of our online newswire. We also offer, for an additional charge, premium editorial services, such as editing and rewriting of press releases to help optimize distribution.

Customer support is available during standard business hours to customers that subscribe to our on-demand software. We also offer 24/7 support to subscription customers at an additional charge. We have support personnel in our London, England office to handle support requests from our international customers. Such support is available during standard international business hours.

Sales and Marketing

We sell our solutions through our direct sales organization, the Internet and third-party resellers. Our direct sales organization is separated into new sales and existing customer base sales groups. In our new sales group, we employ telesales personnel to make initial calls to potential customers and to qualify customer leads. We employ inside sales and field sales personnel to close sales with customers. Our existing customer base sales group focuses on renewing customer relationships and expanding those relationships by selling additional users and modules to our customers. We currently have regional field operations offices in Maryland, Virginia, California, London, England and Bangkok, Thailand as well as resellers in Spain, France, Italy and Asia. International revenue accounted for approximately 6% of our total revenue in 2005 and 7% in 2006; however, we expect international markets to provide increased opportunities for our solution offerings in the future.

We have relationships with several indirect channel distributors, which in the aggregate accounted for approximately 4% of our total revenue in 2006. Domestically, our indirect channel consists of a single relationship with a news distribution provider who resells our solutions primarily to small and medium sized businesses. In the future, we intend to establish additional strategic relationships with vertical market distribution partners and independent software vendor/original equipment manufacturing partners. In international markets where we do not have a direct selling presence, we rely on resellers to sell our solutions. This strategy is primarily employed in Western Europe and Asia. We intend to expand our partner channel in countries where we do not have a local presence.

Our marketing strategy is to generate qualified sales leads, build our brand and create market awareness of Vocus as a leading provider of on-demand software for public relations management. Our marketing programs include direct mail and email campaigns, using our website to provide product and company information, issuing press releases on a regular basis and launching events to publicize our solutions to existing customers and prospects. We also conduct seminars, participate in trade shows and industry conferences, host an annual user conference, publish white papers relating to PR issues and develop customer reference programs, such as customer case studies.

Our Customers

As of December 31, 2006, we had 1,727 active customers in various industries, including financial and insurance, technology, healthcare and pharmaceuticals and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. No single end-user customer accounted for more than 1% of our revenue in 2006.

Competition

The public relations market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry to some segments of this market. Within this segmentation, vendors are offering solutions through either on-demand or traditional on-premise delivery methods. We expect to encounter new and evolving competition as this market consolidates and matures and as organizations become more aware of the advantages and efficiencies that can be attained from the use of specialized software and other technology solutions. Currently, we primarily face competition from four sources:

•	PR solution providers offering products specifically designed for PR;

•	generic desktop software and other commercially available software not specifically designed for PR;

•	outsourced PR service providers; and

•	custom-developed solutions.

We compete with PR solution providers such as Observer Group, BurrellesLuce, United Business Media and Factiva. These vendors typically provide one or more products that each address a single problem or process within PR. We believe we are able to compete successfully with these vendors due to our comprehensive and integrated offerings and our secure, scalable application and system architecture. In particular, we believe PR departments can, in general, more readily automate and integrate many manual, paper-based and discrete business activities with our on-demand software than with our competitors’ offerings, thereby improving effectiveness, increasing productivity and lowering total cost of ownership.

We compete with generic desktop software tools such as Microsoft Office or ACT, as well as other commercially available software solutions not specifically designed for PR. While these solutions have some application to PR, they typically lack the specialized content and specific workflow necessary to meet the complex needs of the PR market.

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

We compete with custom-developed solutions created either internally by the corporation or outside vendors. However, building a custom solution often requires extensive financial and technical resources that may not be available or cost-effective for the public relations department. In addition, in many cases the customer’s legacy database and software system were not designed to support the increasingly complex and dynamic needs of today’s PR department.

We believe the principal factors that generally determine a company’s competitive advantage in the public relations market include the following:

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

Intellectual Property and Proprietary Content

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have no issued patents. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

We pursue the registration of our trademarks in the United States and in other countries, although we have not secured registration of all of our marks. We have registered the marks Vocus and PRWeb in the United States, and have applications pending to register the mark Vocus in the European Union.

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

Employees

As of December 31, 2006, we had 317 full-time and part-time employees. Our employees are not covered under any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers and Key Employees

Our executive officers and key employees and their respective ages and positions as of February 21, 2007 are as follows:

Name	Age	Position

Richard Rudman*	45	Chief Executive Officer, President and Chairman
Robert Lentz*	46	Chief Technology Officer and Director
Stephen Vintz*	38	Chief Financial Officer, Treasurer and Secretary
William Wagner*	39	Chief Marketing Officer
Norman Weissberg*	45	Vice President, North American Sales
William Donnelly	51	Senior Vice President, Corporate Development
Andrew Muir	51	Managing Director, Vocus International
Matthew Siegal	43	Vice President, Business Development
Darren Stewart	38	Vice President, Client Services

*	Denotes an executive officer

Richard Rudman co-founded Vocus and has served as our Chief Executive Officer, President and Chairman since 1992. From 1986 through 1992, Mr. Rudman served as a senior executive at Dataway Corporation, a software development company. From 1984 through 1986, Mr. Rudman served as an accountant and systems analyst at Barlow Corporation, a privately held real estate development and management company. From 1979 through 1983, Mr. Rudman served in the United States Air Force. Mr. Rudman also serves on the board of directors of Innovectra Corporation, a privately held technology company, and on the board of advisors of Avectra, a privately held technology company. Mr. Rudman holds a B.S. degree in accounting from the University of Maryland and is a Certified Public Accountant.

Robert Lentz co-founded Vocus and has served as our Chief Technology Officer since 1992. Mr. Lentz has been a member of our board of directors since 1992. Prior to joining Vocus, Mr. Lentz served as President of Dataway Corporation, a software development company. Mr. Lentz also serves on the board of directors of Savo, a privately held technology company.

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

William Wagner has served as our Chief Marketing Officer since July 2006. From January 2000 to June 2006, Mr. Wagner served as Chief Marketing Officer at Fiberlink Communications, a global provider of security and mobility software. From 1989 to 2000, Mr. Wagner held various sales and marketing positions at AT&T. Mr. Wagner serves on the board of directors of M5 Networks, a privately held company, and the C. David Evans Foundation, a not-for-profit organization. Mr. Wagner holds a B.A. degree in history from Lafayette College and an M.B.A. degree from the University of Pennsylvania.

Norman Weissberg has served as our Vice President, North American Sales since June 2006. From August 1998 until June 2006, he was our Vice President, Account Sales. From March 1997 to August 1998, Mr. Weissberg was a Major Accounts Manager at Xerox Corporation. Mr. Weissberg holds a B.S. degree in business from the University of Maryland.

William Donnelly has served as our Senior Vice President, Corporate Development since June 2006. From April 2002 through June 2006 he was our Vice President, Sales. From August 2000 to April 2002, Mr. Donnelly served as Vice President, Sales and Customer Care for Careerbuilder, Inc., a provider of web-based human resources solutions. From April 1995 through April 2000, Mr. Donnelly served as Vice President, Sales and Business Development at Best Software, Inc., a software company. Mr. Donnelly also serves on the board of directors of Regent Education, Inc., a privately held corporation. Mr. Donnelly holds a B.S. degree in business administration and communications from Ramapo College of New Jersey and an M.B.A degree from George Washington University.

Andrew Muir has served as Managing Director, Vocus International, since January 2003 (from January 2003 to April 2004, in a consulting capacity). From January 2002 to December 2002, Mr. Muir was self-employed as a consultant. From August 1999 to December 2001, Mr. Muir served as Managing Director of Cyveillance International (UK) Ltd. Mr. Muir also serves on the board of directors of Highgate Associates and Derringtons Ltd. Mr. Muir holds an H.N.D degree in computer science from Coventry University (Lanchester Polytechnic).

Matthew Siegal has served as our Vice President, Business Development since June 2006. From January 2003 until June 2006, he was our Vice President, Corporate Development. Mr. Siegal co-founded Public Affairs Technologies, Inc. in 1992 and served as its President and Chief Executive Officer until its acquisition by Vocus in January 2003.

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

Risks Related to Our Business and Industry

The markets for our on-demand software and solutions are emerging, which makes it difficult to evaluate our business and future prospects and may increase the risk of your investment.

The market for software specifically designed for public relations is relatively new and emerging, making our business and future prospects difficult to evaluate. Many companies have invested substantial personnel and financial resources in their PR departments, and may be reluctant or unwilling to migrate to on-demand software and services specifically designed to address the public relations market. Widespread market acceptance of our solutions is critical to the success of our business. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market of on-demand public relations management solutions. These challenges, risks and difficulties include the following:

•	generating sufficient revenue to maintain profitability;

•	managing growth in our operations;

•	managing the risks associated with developing new services and modules;

•	attracting and retaining customers; and

•	attracting and retaining key personnel.

We may not be able to successfully address any of these challenges, risks and difficulties, including the other risks related to our business and industry described below. Failure to adequately do so could adversely affect our business, results of operations or financial condition.

If our on-demand solutions are not widely accepted, our business will be harmed.

We derive, and expect to continue to derive for the foreseeable future, principally all of our revenue from providing on-demand solutions. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand solutions in general and for on-demand public relations software and services in particular. If businesses do not perceive the benefits of our on-demand solutions, then the market may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations.

A substantial majority of our on-demand solutions are sold pursuant to subscription agreements, and if our existing subscription customers elect either not to renew these agreements or renew these agreements for fewer modules or users, our business, financial condition and results of operations will be adversely affected.

A substantial majority of our on-demand solutions are sold pursuant to annual subscription agreements and our customers have no obligation to renew these agreements. As a result, we are not able to consistently and accurately predict future renewal rates. Our subscription customers’ renewal rates may decline or fluctuate or our subscription customers may renew for fewer modules or users as a result of a number of factors, including their level of satisfaction with our solutions, budgetary or other concerns, and the availability and pricing of competing products. Additionally, we may lose our subscription customers due to the high turnover rate in the PR departments of small and mid-sized organizations. If large numbers of existing subscription customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

Because we recognize subscription revenue over the term of the applicable subscription agreement, the lack of subscription renewals or new subscription agreements may not be immediately reflected in our operating results.

We recognize revenue from our subscription customers over the term of their subscription agreements. The majority of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. As a result, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our business model continues to evolve, which may cause our results of operations to fluctuate or decline.

Our business model continues to evolve, and is therefore subject to additional risk and uncertainty. For example, through our acquisition of PRWeb International, Inc. in August 2006, we began providing online press release distribution. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of these services. Unlike our traditional, subscription-based model, we recognize revenue from our online news distribution services on a per transaction basis when our customers’ press releases are made available to the public. In 2006, transaction revenue was not significant; however, we expect transaction revenue to increase as a percentage of our total revenues in the future. Since our transaction revenue is not derived from contracted recurring services, the amount of transaction revenue we recognize in any period could fluctuate significantly from prior periods, which could adversely affect our financial condition and results of operations.

We might not generate increased business from our current customers, which could limit our revenue in the future.

The success of our strategy is dependent, in part, on the success of our efforts to sell additional modules and services to our existing customers and to increase the number of users per subscription customer. These customers might choose not to expand their use of or make additional purchases of our solutions. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or decrease.

If our information database does not maintain market acceptance, our business, financial condition and results of operations could be adversely affected.

We have developed our own content that our customers began using in place of a significant portion of the third-party content that had been included in the information database that we make available to our customers through our on-demand software. In August 2005, we began providing this internally-developed content to our customers. If our internally-developed content does not maintain market acceptance, current subscription customers may not continue to renew their subscription agreements with us, and it may be more difficult for us to acquire new subscription customers. It may become necessary for us to license content from third parties, and such content may not be available on commercially reasonable terms, if at all.

We have incurred operating losses in the past and may incur operating losses in the future.

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $2.7 million for 2004, $4.9 million for 2005, and $1.1 million for 2006. We expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our expected revenue growth, we may not be able to achieve operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth or our revenue could decline.

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

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of subscriptions sold and press releases distributed in a particular quarter;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	our policy of expensing sales commissions at the time our customers are invoiced for a subscription agreement, while the majority of our revenue is recognized ratably over future periods;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	changes in accounting policies or the timing of non-recurring charges;

•	changes in the payment terms for our products and services; and

•	the purchasing and budgeting cycles of our customers.

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

The public relations market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry to some segments of this market. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies enter our market. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be seriously harmed. We face competition from:

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

We also expect that new competitors, such as enterprise software vendors and online service providers that have traditionally focused on enterprise resource planning or back office applications, will enter the on-demand public relations management market with competing products as the on-demand public relations management market develops and matures. Many of these potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential customers, alliance partners or other third parties or may combine and consolidate to become more formidable competitors with better resources. It is possible that these new competitors could rapidly acquire significant market share.

If we fail to respond to evolving industry standards, our on-demand solutions may become obsolete or less competitive.

The market for our on-demand solutions is characterized by changes in customer requirements, changes in protocols and evolving industry standards. If we are unable to enhance or develop new features for our existing solutions or develop acceptable new solutions that keep pace with these changes, our on-demand software and services may become obsolete, less marketable and less competitive and our business will be harmed. The success of any enhancements, new modules and on-demand software and services depends on several factors, including timely completion, introduction and market acceptance of our solutions. Failure to produce acceptable new offerings and enhancements may significantly impair our revenue growth and reputation.

If there are interruptions or delays in providing our on-demand solutions due to third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with customers and subject us to liability.

All of our solutions reside on hardware that we own or lease and operate that is currently located in two third-party facilities maintained and operated in Virginia and Washington. Our third-party facility providers do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend, in part, on our third-party facility providers’ ability to protect systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangements are terminated, or there is a lapse of service or damage to such third-party facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities and services.

Our disaster recovery computer hardware and systems located at our headquarters in Lanham, Maryland, have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at our third-party facilities. We are in the process of establishing a disaster recovery site for our Washington facility. In the event of a disaster in which one of our third-party facilities was irreparably damaged or destroyed, we could experience lengthy interruptions in our service. Moreover, our disaster recovery computer hardware and systems are located within the same geographic region as one of our third-party facilities and may be equally or more affected by any disaster affecting such third-party facility. Any or all of these events could cause our customers to lose access to our on-demand software. In addition, the failure by our third-party facilities to meet our capacity requirements could result in interruptions in such service or impede our ability to scale our operations.

We architect the system infrastructure and procure and own or lease the computer hardware used for our services. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our service. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could reduce our revenue, subject us to liability, and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business, financial condition and results of operations.

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

One of our business strategies is to continue to selectively acquire companies which would either expand our solutions’ functionality, provide access to new customers or markets, or both. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from subscription customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

•	issue additional equity securities that would dilute the ownership of our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur or assume debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

To date, we have completed several acquisitions. For example, in November 2004 we acquired substantially all of the assets of Gnossos Software, Inc., and in August 2006 we acquired certain assets and assumed certain liabilities of PRWeb International, Inc. In each of these transactions, the consideration we paid included both cash and shares of our common stock. The issuance of shares of our common stock diluted the ownership of our existing stockholders, and the cash consideration paid reduced the cash available to us for other purposes.

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

We believe that developing and maintaining awareness of our brands in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. Our online press release and news distribution is a trusted information source. To the extent we were to distribute an inaccurate or fraudulent press release, our reputation could be harmed. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We may be liable to our customers and may lose customers if we provide poor service, if our solutions do not comply with our agreements or if there is a loss of data.

The information in our databases may not be complete or may contain inaccuracies that our customers regard as significant. Our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems or failure by our third-party facilities to meet our capacity requirements. In addition, computer viruses and intentional or unintentional acts of our employees may harm our systems causing us to lose data we maintain and supply to our customers or data that our customers input and maintain on our systems, and the transmission of computer viruses could expose us to litigation. Our subscription agreements generally give our customers the right to terminate their agreements for cause if we materially breach our obligations. Any failures in the services that we supply or the loss of any of our customers’ data that we cannot rectify in a certain time period may give our customers the right to terminate their agreements with us and could subject us to liability. As a result, we may also be required to spend substantial amounts to defend lawsuits and pay any resulting damage awards. In addition to potential liability, if we supply inaccurate data or experience interruptions in our ability to supply data, our reputation could be harmed and we could lose customers.

Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may be inadequate, or may not be available in the future on acceptable terms, or at all. In addition, we cannot provide assurance that this policy will cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.

If our solutions fail to perform properly or if they contain technical defects, our reputation will be harmed, our market share would decline and we could be subject to product liability claims.

Our on-demand software may contain undetected errors or defects that may result in product failures or otherwise cause our solutions to fail to perform in accordance with customer expectations. Because our customers use our solutions for important aspects of their business, any errors or defects in, or other performance problems with, our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales or our existing subscription customers could elect to not renew. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our solutions fail to perform or contain a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for our solutions’ failure or defect. We do not currently maintain any warranty reserves.

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

Changes in laws and/or regulations related to the Internet or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the use of the Internet as a commercial medium and the use of email for marketing or other consumer communications. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or for sending commercial email. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based services such as ours and reduce the demand for our products.

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our solutions. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying our solutions or otherwise infringing on our intellectual property rights. Existing laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop solutions similar or superior to ours. In addition, the laws of some countries in which our solutions are or may be licensed do not protect our solutions and intellectual property rights to the same extent as do the laws of the United States.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2004 and December 31, 2006, the number of our full time equivalent employees increased by approximately 160%, from 106 to 276. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.

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

Our success depends largely upon the continued services of our executive officers and other key personnel. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our development personnel that require them to remain our employees nor do the employment agreements we have with our executive officers require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. We do not currently maintain key man life insurance on any of our executives, and such insurance, if obtained in the future, may not be sufficient to cover the costs of recruiting and hiring a replacement or the loss of an executive’s services. The loss of one or more of our key employees could seriously harm our business.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 7% of our 2006 revenues, and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in further equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

For example, FASB now requires companies to expense the fair value of employee stock options. Such stock option expensing required us, beginning in 2006, to value our employee stock option grants pursuant to a fair value-based model, and then recognize that value against our reported earnings over the vesting period in effect for those options. Prior to 2006, we had accounted for stock-based awards to employees in accordance with the intrinsic value method. The intrinsic value method generally results in recording less expense than the fair value method for stock-

based awards. This change in accounting treatment materially and adversely affected our reported results of operations. We discuss more fully the adoption of the new rules for accounting for stock-based awards in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 and Note 11 to the notes to the consolidated financial statements included elsewhere in this report.

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

As of December 31, 2006, our executive officers, directors and affiliated entities together beneficially owned approximately 38% of our outstanding common stock. These stockholders, acting together, have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our directors and officers hold shares of our common stock that they generally are currently able to sell in the public market. We have also registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our stock option plan, which shares can generally be freely sold in the public market upon issuance. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or for other stockholders. Moreover, many of our executive officers and directors have established trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Lanham, Maryland, where we lease approximately 38,800 square feet under two agreements that expire in 2008 and 2011. Our content research division is located in College Park, Maryland where we lease approximately 6,400 square feet of space under an agreement that expires in 2009. Operations related to our online press release distribution service are located in Ferndale, Washington where we lease approximately 6,300 square feet of space under two agreements that expire in 2008. We also currently occupy several domestic and international sales and service offices in Reston, Virginia, London, England, and Bangkok, Thailand, where we lease an aggregate of approximately 4,400 square feet under multiple leases, which have terms that expire at various times from September 2007 through July 2008.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows.

We believe that we have obtained adequate insurance coverage or rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Since December 7, 2005, our common stock has been listed on the NASDAQ Global Market under the symbol “VOCS.” Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported by NASDAQ, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended December 31, 2005
Fourth Quarter (from December 7, 2005)	$11.25	$10.00
Fiscal Year Ended December 31, 2006
First Quarter	15.34	10.00
Second Quarter	16.40	12.19
Third Quarter	15.78	12.80
Fourth Quarter	18.11	14.87

As of February 21, 2007, there were approximately 77 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

In August 2006, we used approximately $20.9 million of the offering proceeds for the acquisition of PRWeb International, Inc. We have invested the remainder of the proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities and money market funds. We anticipate that we will use the remaining proceeds to fund working capital and general corporate purposes, which may include the expansion of our content and service offerings and potential acquisitions of complimentary businesses, products and technologies. We cannot specify with certainty all of the particular uses for the proceeds. The amounts we actually spend for these purposes may vary significantly and will depend on a number of factors. Accordingly, our management will retain broad discretion in the allocation of the proceeds.

The following line graph compares cumulative total stockholder returns for the period from December 7, 2005, the date of our initial public offering, through December 31, 2006 for (1) our common stock; (2) the Nasdaq Market Index; and (3) the Nasdaq Computer & Data Processing Index. The graph assumes an investment of $100 on December 7, 2005, which was the first day on which our stock was listed on the Nasdaq Global Market. The calculations of cumulative stockholder return on the Nasdaq National Index and the Nasdaq Computer & Data Processing Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

Performance Graph

	12/7/2005	12/31/2005	12/31/2006
Vocus, Inc.	$100.00	$115.44	$186.67
Nasdaq Composite	100.00	97.93	107.25
Nasdaq Computer and Data Processing Index	100.00	97.03	103.00

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The data for the years ended December 31, 2004, 2005 and 2006 are derived from consolidated financial statements included elsewhere in this report. The data for the years ended December 31, 2002 and 2003 are derived from audited financial statements not included in this report.

	Year Ended December 31,
	2002	2003(5)	2004(6)	2005	2006(7)
	(In thousands, except per share data)

Consolidated Statement of Operations:
Revenues(1)	$11,524	$15,434	$20,393	$28,062	$40,328
Cost of revenues(2)(3)	2,679	3,244	4,368	6,537	8,293
Accelerated amortization of prepaid royalty fees and contract termination costs	—	—	—	1,399	—

Gross profit	8,845	12,190	16,025	20,126	32,035
Operating expenses:(3)(4)
Sales and marketing	6,755	8,285	11,708	14,837	18,912
Research and development	1,487	2,201	2,064	2,515	2,896
General and administrative	3,886	4,493	3,942	6,051	9,626
Amortization of intangible assets	78	788	976	1,605	1,705

Total operating expenses	12,206	15,767	18,690	25,008	33,139
Loss from operations	(3,361)	(3,577)	(2,665)	(4,882)	(1,104)
Other income (expense):
Interest and other income	78	12	99	177	1,819
Interest expense	(85)	(41)	(35)	(359)	(88)

Total other income (expense)	(7)	(29)	64	(182)	1,731
Income (loss) before income taxes and cumulative effect of a change in accounting principle	(3,368)	(3,606)	(2,601)	(5,064)	627
Provision for income taxes	—	—	—	—	185

Income (loss) before cumulative effect of a change in accounting principle	(3,368)	(3,606)	(2,601)	(5,064)	442
Cumulative effect of a change in accounting principle(1)	—	896	—	—	—

Net income (loss)	(3,368)	(2,710)	(2,601)	(5,064)	442
Accretion of preferred stock	(1,316)	(1,547)	(1,582)	(1,900)	—

Net income (loss) attributable to common stockholders	$(4,684)	$(4,257)	$(4,183)	$(6,964)	$442

Net income (loss) attributable to common stockholders per share, basic and diluted	$(1.18)	$(1.07)	$(1.04)	$(1.43)	$0.03

(1)	On January 1, 2003, we changed our revenue recognition policy. This change was made to comply with provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables. Upon adoption of EITF 00-21 on January 1, 2003, we recorded a cumulative effect of a change in accounting principle of $896 representing the unrecognized revenue that would have been recognized in prior periods had we retroactively applied EITF 00-21. Had we adopted EITF 00-21 on January 1, 2002, our revenues would have increased, and our net loss would have decreased $194 in 2002.

(2)	Cost of revenues includes amortization of intangible assets in the following amounts:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Amortization of intangible assets	$292	$478	$397	$402	$344

(3)	Cost of revenues and operating expenses include stock-based compensation related to the adoption of SFAS No. 123R, Share-Based Payment, in the following amounts:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Cost of revenues	$—	$—	$—	$—	$69
Sales and marketing	—	—	—	—	530
Research and development	—	—	—	—	219
General and administrative	—	—	—	—	1,042

Total	$—	$—	$—	$—	$1,860

(4)	Operating expenses include stock-based compensation related to purchases of our common stock in the following amounts:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Research and development	$—	$247	$—	$—	$—
General and administrative	—	246	—	1,006	—

(5)	On January 24, 2003, we acquired Public Affairs Technologies, Inc. a provider of software to manage corporate communications and public relations. The operating results of Public Affairs Technologies have been included in our results of operations since the date of acquisition.

(6)	On November 8, 2004, we acquired Gnossos Software, Inc., a provider of software to manage corporate communications and government relations. The operating results of Gnossos have been included in our results of operations since the date of acquisition.

(7)	On August 4, 2006, we acquired PRWeb International, Inc., an online distributor of press releases. The operating results of PRWeb have been included in our results of operations since the date of acquisition.

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$2,411	$1,573	$7,554	$40,027	$26,506
Working capital (deficit)	(4,589)	(8,590)	(5,442)	24,915	8,521
Total assets	6,068	9,571	19,618	55,836	74,770
Total debt	424	339	3,001	1,407	762
Total deferred revenue	10,070	12,393	16,052	20,696	26,631
Redeemable stock	17,967	22,488	28,830	189	33
Stockholders’ equity (deficit)	(23,958)	(28,227)	(31,738)	30,387	40,974

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of on-demand software for public relations management. Our web-based software suite helps organizations in the Internet-enabled world to fundamentally change the way they communicate with both the media and the public, optimizing their public relations and increasing their ability to measure its impact. Our on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our on-demand software.

We began selling desktop software for government relations in 1992 under a perpetual license model. In 1997, we expanded our software suite to address the needs of the much larger public relations market, focusing primarily on larger organizations. In 1999, we reengineered our software to be delivered over the Internet as an on-demand solution, which allowed us to market to organizations of all sizes. In 2000, we began actively selling access to our on-demand software and expanded our sales and marketing activities. Since shifting to an on-demand model, we no longer sell perpetually licensed software and related maintenance agreements. In 2006, we derived principally all of our revenues from subscription agreements and related services.

We sell access to our on-demand software primarily through our direct sales channel, and to a lesser extent through third-party distributors. As of December 31, 2006, we had 1,727 active customers of all sizes across a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

On August 4, 2006, we acquired PRWeb International, Inc., an online distributor of press releases. Through our acquisition of PRWeb, we help customers achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer an on-demand solution which allows our customers to widely distribute press releases containing important elements of new media such as images, podcasts and video messages to drive Internet traffic to websites and optimize brand awareness. The aggregate purchase consideration was $28.5 million, which consisted of $20.9 million in cash, $7.2 million of common stock and $324,000 of transaction costs.

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

Sources of Revenues

We derive our revenues from subscription agreements and related services and from the online distribution of press releases. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We generally invoice our customers in advance of their annual subscription, with payment terms that require our customers pay us within 30 days of invoice. Our subscription agreements are non-cancelable, though customers typically have the right to terminate their agreements for cause if we materially breach our obligations under the agreement.

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During 2006, professional services sold separately accounted for less than 5% of our revenues.

Historically, we have increased revenues from our existing customers by selling more add-on modules of our on-demand software suite, adding more users and/or increasing the prices charged for our subscriptions. Since 2003, the increase in revenues from existing customers has typically ranged up to 10% per annum.

Through our acquisition of PRWeb, we derive revenue on a per-transaction basis from the online distribution of press releases. We generally receive payment in advance of the distribution of the press release.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their PR efforts. We expect to continue to make investments in both our own content as well as content acquired from third parties and to continue to enhance our proprietary information database and news on-demand service. We expect that in 2007, cost of revenues will increase in absolute dollars but decrease slightly as a percentage of revenues, as we incur expenses to expand our content offerings and our capacity to support new customers.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 47% of our 2006 revenues. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. Accordingly, we generally experience a delay between the recognition of revenues and the corresponding increase in sales and marketing expenses.

As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2007, sales and marketing expenses will increase in absolute dollars but will decrease as a percentage of revenues.

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in 2007, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies, but will remain relatively consistent or decrease slightly as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2007, general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenues.

Amortization of Intangible Assets.  Amortized intangible assets consist of customer relationships, a trade name and agreements not-to-compete acquired in business combinations.

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

We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Our revenue recognition policy considers all elements in our multiple element subscription agreements as a single unit of accounting, and accordingly, we recognize all associated fees over the subscription period, which is typically one year. We recognize our revenue over the subscription period because the subscription is the last element delivered to the customer and the predominant element of our agreements. In applying the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. When we sell this subscription separately from professional services the price charged varies widely and, therefore, we cannot objectively and reliably determine the subscription’s fair value. As a result, subscription revenues are recognized ratably over the subscription period. Professional services sold separately from a subscription arrangement are recognized as the services are performed.

Through our acquisition of PRWeb, we distribute press releases over the Internet that are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. We recognize revenue on a per-transaction basis when the press releases are made available to the public.

Stock-Based Compensation.  Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Our stock option awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. We applied the disclosure provisions under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation and related interpretations (SFAS No. 123) as if the fair value method had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value method, was included as a pro forma disclosure in the notes to our financial statements for the stock-based compensation awards granted after we became a public entity.

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

In accordance with SFAS No. 123R, we used the Black-Scholes option pricing model to measure the fair value of our option awards granted after June 15, 2005. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) which provides supplemental implementation guidance for SFAS No. 123R. We recently became a public entity, and therefore have a limited trading history. Accordingly, our expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

As a result of the adoption of SFAS No. 123R, we recognized stock-based compensation of $1,860,000 in 2006. As of December 31, 2006, we had $6,493,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

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

Impairment of Long-Lived Assets.  We assess the impairment of our intangible and other long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge would be included in our results of operations. For the year ended December 31, 2006, we recognized an impairment charge of $28,000.

Goodwill.  We test our goodwill for impairment annually on November 1, or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions and a variety of other circumstances. We conducted the annual impairment test with no resulting impairment.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2004	2005	2006

Revenues	100%	100%	100%
Cost of revenues	21	23	21
Accelerated amortization of prepaid royalty fees and contract termination costs	—	5	—

Gross profit	79	72	79
Operating expenses:
Sales and marketing	58	53	47
Research and development	10	9	7
General and administrative	19	21	24
Amortization of intangible assets	5	6	4

Total operating expenses	92	89	82
Loss from operations	(13)	(17)	(3)
Other income (expense), net	—	(1)	4

Income (loss) before income taxes	(13)	(18)	1
Provision for income taxes	—	—	—

Net income (loss)	(13)%	(18)%	1%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active customers as of the last day of each of the periods indicated.

	Year Ended December 31,
	2004	2005	2006

Total deferred revenue (in thousands at year end)	$16,052	$20,696	$26,631
Net cash provided by operating activities (in thousands)	$2,067	$1,736	$10,412
Active customers	1,140	1,384	1,727

Years Ended December 31, 2006 and 2005

Revenues.  Revenues for 2006 were $40.3 million, an increase of $12.2 million, or 44%, over revenues of $28.1 million for 2005. The increase in revenues was due to the increase in the number of total active customers to 1,727 as of December 31, 2006 from 1,384 as of December 31, 2005, an increase in average revenue per active customer and the effect of the PRWeb acquisition, which closed in August 2006. The increase in active customers was the result of adding sales personnel focused on acquiring new customers and renewing existing customers. The increase in average revenue per active customer is attributed to selling more add-on modules of our software suite, adding more users and increasing the prices charged for subscriptions from our renewal customers. We estimate the growth in average revenue per active customer was $2.6 million of the total increase in revenues over the comparable period. Total deferred revenue as of December 31, 2006 was $26.6 million, representing an increase of $5.9 million, or 29%, over total deferred revenue of $20.7 million as of December 31, 2005.

Cost of Revenues.  Cost of revenues for 2006 was $8.3 million, an increase of $1.8 million, or 27%, over cost of revenues of $6.5 million for 2005. The increase in cost of revenues was primarily due to an increase of $1.6 million in employee related costs, $234,000 in hosting infrastructure costs, $164,000 from amortization of our internally developed software and information database used in our subscription services and $69,000 in stock-based compensation reflecting the adoption of SFAS No. 123R offset by a $513,000 reduction in third-party license and royalty fees. The increase in our headcount was attributed to additional support personnel from the acquisition of PRWeb. We had 36 full-time employee equivalents in our professional and other support services groups as of December 31, 2006 compared to 25 full-time employee equivalents as of December 31, 2005. In August 2005, we began providing internally-developed content to our customers and have incurred an additional $1.1 million of employee related costs in 2006 related to a full year of maintenance on our database. These costs are included in the $1.6 million total increase in employee related costs.

Accelerated Amortization of Prepaid Royalty Fees and Contract Termination Costs.  We incurred a $1.4 million charge in 2005 related to the release of our internally-developed content. We developed our own content to replace a significant portion of the third-party content that we previously included in our information database. Because our customers ceased using the third-party content, we accelerated the amortization of the related prepaid royalty fees. In addition, we were required to make minimum annual payments under the related data resale agreement with the third party. The effect of the release of our internally-developed content and the related cessation of the use of the third-party content resulted in a charge of $702,000 related to the accelerated amortization of the prepaid royalty fees and $697,000 for the contractual minimum payments.

Sales and Marketing Expenses.  Sales and marketing expenses for 2006 were $18.9 million, an increase of $4.1 million or 27%, over sales and marketing expenses of $14.8 million for 2005. The increase was primarily due to an increase of $3.0 million in employee related costs from additional personnel and $530,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. Our sales and marketing headcount increased by 36% as we hired sales personnel to focus on acquiring new customers and increasing revenues from existing customers. We had 121 full-time sales and marketing employee equivalents as of December 31, 2006 compared to 89 full-time employee equivalents as of December 31, 2005.

Research and Development Expenses.  Research and development expenses for 2006 were $2.9 million, an increase of $381,000, or 15%, over research and development expenses of $2.5 million for 2005. The increase in research and development expenses was primarily due to an increase of $255,000 in employee related costs from additional personnel and $219,000 in stock-based compensation reflecting the adoption of SFAS No. 123R. We had 27 full-time research and development employee equivalents as of December 31, 2006 compared to 23 full-time employee equivalents as of December 31, 2005.

General and Administrative Expenses.  General and administrative expenses for 2006 were $9.6 million, an increase of $3.5 million, or 59%, over general and administrative expenses of $6.1 million for 2005. The increase in general and administrative expenses was primarily due to $1.2 million in public company operating costs, $809,000 in employee related costs from additional personnel, $711,000 for estimated taxes on sales in jurisdictions where our on-demand solutions are considered taxable, and $1.0 million in stock-based compensation reflecting the adoption of SFAS No. 123R. These increases were partially offset by a decrease from 2005 in other stock-based compensation. In 2005, we incurred a charge of $1.0 million in stock-based compensation related to our purchase of certain shares of common stock obtained by former employees through stock option exercises within six months preceding this purchase. We completed our initial public offering in December 2005 and consequently incurred a full year of public company costs in 2006 including accounting and professional services, Sarbanes-Oxley compliance costs, and directors’ and officers’ insurance. Our general and administrative headcount increased by 55% as we hired personnel to support the increased reporting and regulatory requirements of a public company. We had 34 full-time employee equivalents in our general and administrative group at December 31, 2006 compared to 22 full time employee equivalents at December 31, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets for 2006 was $1.7 million, an increase of $100,000, or 6%, over amortization of intangible assets of $1.6 million for 2005. The increase reflects the amortization expense related to the intangible assets acquired in the purchase of PRWeb partially offset by expiring amortization related to intangible assets acquired in the purchase of PAT.

Other Income (Expense).  Other income for 2006 was $1.7 million compared to other expense of $182,000 for 2005. The increase in other income (expense) was $1.9 million. We invested proceeds from our initial public offering in December 2005 in cash equivalents and short-term investments and we repaid in full our outstanding borrowings under our revolving line of credit. The higher balances of cash equivalents and short-term investments resulted in increased interest income of $1.5 million. The repayment of the outstanding borrowings under our revolving line of credit resulted in decreased interest expense of $246,000.

Provision for Income Taxes.  The provision for income taxes for 2006 was $185,000. No provision for income taxes was recorded in 2005. The provision for income taxes in 2006 consists of deferred income tax expense resulting from the amortization of tax deductible goodwill acquired in the purchase of PRWeb.

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

Cost of Revenues.  Cost of revenues for 2005 was $6.5 million, an increase of $2.1 million, or 50%, over cost of revenues of $4.4 million for 2004. The increase in cost of revenues was primarily due to an increase of $1.3 million in employee related costs, including $679,000 from additional professional service personnel and $582,000 from new personnel for the maintenance of our new information database, $478,000 in third-party license and royalty fees, and $158,000 in hosting expenses. We increased the number of professional service personnel by 14% in order to keep pace with our growing customer base. We had 25 full-time employee equivalents in our professional services group as of December 31, 2005 compared to 22 full-time employee equivalents as of December 31, 2004. We increased our headcount by 6 new full-time equivalents in the fourth quarter of 2004 which contributed to the 2005 increase in employee related costs for professional service personnel.

Accelerated Amortization of Prepaid Royalty Fees and Contract Termination Costs.  We incurred a $1.4 million charge in 2005 related to the release of our internally-developed content and the related cessation of use of certain third-party content. We developed our own content to replace a significant portion of the third-party content that we previously included in our proprietary information database. During the third quarter ended September 30, 2005, we began providing this internally-developed content to our customers and we ceased providing the third-party content. We recorded a charge of $702,000 related to the accelerated amortization of the related prepaid royalty fees and $697,000 for the contractual minimum payments.

Sales and Marketing Expenses.  Sales and marketing expenses for 2005 were $14.8 million, an increase of $3.1 million, or 27%, over sales and marketing expenses of $11.7 million for 2004. The increase was primarily due to an increase of $2.3 million in employee related costs, including $867,000 in sales commissions and incentives, and $401,000 for lead generation programs and our annual user conference. Our sales and marketing headcount increased by 27% as we hired additional sales personnel to focus on adding new customers and increasing revenues from existing customers. We had 89 full-time sales and marketing employee equivalents as of December 31, 2005 compared to 70 full-time employee equivalents as of December 31, 2004.

Research and Development Expenses.  Research and development expenses for 2005 were $2.5 million, an increase of $451,000, or 22%, over research and development expenses of $2.1 million for 2004. The increase in research and development expenses was primarily due to an increase of $347,000 in employee related costs from additional personnel and an increase of $257,000 in facility related expenses, offset by an increase of $146,000 in capitalized costs for internally developed software. We had 23 full-time employee equivalents in our research and development group as of December 31, 2005 compared to 22 full-time employee equivalents as of December 31, 2004. We increased our headcount by 6 full-time equivalents in the fourth quarter of 2004 which contributed to the 2005 increase in employee related costs for development personnel.

General and Administrative Expenses.  General and administrative expenses for 2005 were $6.1 million, an increase of $2.2 million, or 54%, over general and administrative expenses of $3.9 million for 2004. The increase in general and administrative expenses was primarily due to $1.0 million in stock-based compensation due to our purchase of certain shares of common stock obtained by former employees through stock option exercises within the six months preceding this purchase, $482,000 in employee related costs from additional personnel and $216,000 in facilities related expenses, including $70,000 in fees associated with the early termination of an office lease. Our general and administrative headcount increased by 22% as we hired additional personnel to support our growth. We had 22 full-time employee equivalents in our general and administrative group as of December 31, 2005 compared to 18 full-time employee equivalents as of December 31, 2004.

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

Liquidity and Capital Resources

As of December 31, 2006, our principal sources of liquidity were cash and cash equivalents totaling $26.5 million, short-term investments of $3.4 million and net accounts receivable of $10.1 million.

Net cash provided by operating activities was $10.4 million in 2006 compared to $1.7 million in 2005. The increase of $8.7 million was attributable to a $5.5 million improvement in our operating results, $1.5 million in higher non-cash charges including stock-based compensation and a $1.7 million increase in cash generated from the changes in operating assets and liabilities. Our accounts receivable and deferred revenue balances as of December 31, 2006 increased by $4.3 million and $5.9 million, respectively. The change in accounts receivable reflects the increase in amounts invoiced to our customers in the fourth quarter of 2006. The increase in deferred revenue reflects the increase in amounts invoiced to our customers in 2006, which are recognized as revenue ratably over the subscription term. If our sales increase, we would expect our accounts receivable and deferred revenue balances to increase.

As of December 31, 2006, we had net operating loss carryforwards of $24.0 million available to reduce future taxable income. In the future, we may utilize our net operating loss carryforwards and would begin making cash tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

Net cash used in investing activities was $24.2 million during 2006. Net cash used in investing activities during 2006 consisted primarily of cash paid for the acquisition of PRWeb and investments in short-term marketable securities.

Net cash provided by financing activities was $262,000 during 2006. Net cash provided by financing activities during 2006 consisted primarily of proceeds received from the exercise of stock options offset by payments under our notes payable and capital lease obligations.

As of December 31, 2006, we had a letter of credit outstanding in favor of our principal landlord. The letter of credit is collateralized by a $270,000 certificate of deposit which is maintained at the granting financial institution. The letter of credit renews annually through April 2011 and the certificate of deposit matures in 2011.

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

The following table summarizes our contractual obligations as of December 31, 2006 that require us to make future cash payments.

	Payments Due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)

Operating leases	$2,713	$882	$1,281	$550	$—
Contractual commitments	1,565	1,088	477	—	—
Long-term debt under notes payable	627	392	235	—	—
Interest on long-term debt under notes payable	46	35	11	—	—
Capital lease obligations	156	43	73	40	—

Total obligations	$5,107	$2,440	$2,077	$590	$—

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, because our subscription agreements from our European subsidiary are typically denominated in the British pound. Revenues from subscription agreements denominated in a foreign currency were approximately 1%, 4% and 4% of our total revenues in the years ended December 31, 2004, 2005 and 2006, respectively. Historically, exchange rate fluctuations have not significantly impacted our results of operations and cash flows.

In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2004, 2005 or 2006.

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

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to further periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Vocus, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Vocus, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vocus, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Vocus, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Vocus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Vocus, Inc. and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 1, 2007

Item 9B.	Other Information.

On August 1, 2006, we entered into an Amended and Restated Agreement with PR Newswire Association, Inc. Pursuant to this agreement, which amended and restated our prior agreement with PR Newswire dated August 1, 2003, PR Newswire sells our public relations software on an OEM basis.

PART III

Item 10.	Directors and Executive Officers of the Registrant

A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of December 31, 2005 and 2006;

•	Consolidated statements of operations for the years ended December 31, 2004, 2005 and 2006;

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2004, 2005 and 2006;

•	Consolidated statements of cash flows for the years ended December 31, 2004, 2005 and 2006; and

•	Notes to consolidated financial statements.

2. Consolidated Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts.

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

Date: March 2, 2007

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

Signature	Title	Date

/s/ Richard Rudman Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 2, 2007

/s/ Stephen Vintz Stephen Vintz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2007

/s/ Robert Lentz Robert Lentz	Chief Technology Officer and Director	March 2, 2007

/s/ Michael Bronfein Michael Bronfein	Director	March 2, 2007

/s/ Kevin Burns Kevin Burns	Director	March 2, 2007

/s/ Gary Golding Gary Golding	Director	March 2, 2007

/s/ Ronald Kaiser Ronald Kaiser	Director	March 2, 2007

/s/ Richard Moore Richard Moore	Director	March 2, 2007

Vocus, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vocus, Inc.

We have audited the accompanying consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocus, Inc. and subsidiaries at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 11 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also, as discussed in Note 2 to the consolidated financial statements, in 2006, the Company adopted the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, pursuant to which the Company recorded a cumulative adjustment to retained earnings as of January 1, 2006 to correct a prior period error related to deferred revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vocus, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Baltimore, Maryland
March 1, 2007

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2005	2006
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,027	$26,506
Short-term investments	1,400	3,357
Accounts receivable, net of allowance for doubtful accounts of $193 and $280 at December 31, 2005 and 2006, respectively	6,012	10,139
Prepaid royalty fees	493	415
Other current assets	695	731

Total current assets	48,627	41,148
Property, equipment and software, net	4,161	4,359
Intangible assets:
Customer relationships, net	2,217	4,115
Trade name, net	—	3,717
Agreements not-to-compete, net	8	3,587
Purchased technology, net	294	191

Total intangible assets, net	2,519	11,610
Goodwill	—	17,112
Other assets	529	541

Total assets	$55,836	$74,770

LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268	$1,459
Accrued compensation	1,451	2,054
Accrued expenses	1,333	2,587
Current portion of notes payable and capital lease obligations	642	427
Current portion of deferred revenue	20,018	26,100

Total current liabilities	23,712	32,627
Notes payable and capital lease obligations, net of current portion	765	335
Deferred income taxes	—	185
Other liabilities	105	85
Deferred revenue, net of current portion	678	531

Total liabilities	25,260	33,763
Commitments and contingencies
Redeemable common stock, $.01 par value, 29,128 and 5,000 shares issued and outstanding at December 31, 2005 and 2006, respectively	189	33
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized, 15,805,018 and 16,993,515 shares issued at December 31, 2005 and 2006, respectively; 14,794,241 and 15,982,738 shares outstanding at December 31, 2005 and 2006, respectively	158	170
Additional paid-in capital	70,470	80,526
Treasury stock, 1,010,777 shares at December 31, 2005 and 2006, at cost	(3,283)	(3,283)
Deferred compensation	(19)	—
Accumulated other comprehensive income (loss)	52	(48)
Accumulated deficit	(36,991)	(36,391)

Total stockholders’ equity	30,387	40,974

Total liabilities, redeemable stock, and stockholders’ equity	$55,836	$74,770

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands, except per share data)

Revenues	$20,393	$28,062	$40,328
Cost of revenues, including amortization expense of $397, $402, and $344 for the years ended December 31, 2004, 2005, and 2006, respectively	4,368	6,537	8,293
Accelerated amortization of prepaid royalty fees and contract termination costs	—	1,399	—

Gross profit	16,025	20,126	32,035
Operating expenses:
Sales and marketing	11,708	14,837	18,912
Research and development	2,064	2,515	2,896
General and administrative	3,942	6,051	9,626
Amortization of intangible assets	976	1,605	1,705

Total operating expenses	18,690	25,008	33,139
Loss from operations	(2,665)	(4,882)	(1,104)
Other income (expense):
Interest and other income	99	177	1,819
Interest expense	(35)	(359)	(88)

Total other income (expense)	64	(182)	1,731

Income (loss) before income taxes	(2,601)	(5,064)	627
Provision for income taxes	—	—	185

Net income (loss)	(2,601)	(5,064)	442
Accretion of preferred stock	(1,582)	(1,900)	—

Net income (loss) attributable to common stockholders	$(4,183)	$(6,964)	$442

Net income (loss) attributable to common stockholders per share:
Basic	$(1.04)	$(1.43)	$0.03
Diluted	$(1.04)	$(1.43)	$0.03
Weighted average shares outstanding used in computing per share amounts:
Basic	4,032,572	4,867,710	15,367,851
Diluted	4,032,572	4,867,710	16,339,254

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated		Total
			Additional			Other		Stockholders’
	Common Stock		Paid-In	Treasury	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Deficit	(Deficit)
	(Dollars in thousands, except per share data)

Balance at December 31, 2003	4,621,497	$46	$—	$(1,520)	$—	$—	$(26,753)	$(28,227)
Issuance of common stock in connection with acquisition	29,128	1	138	—	—	—	—	139
Issuance of warrants	—	—	398	—	—	—	—	398
Exercise of stock options	42,705	—	92	—	—	—	—	92
Deferred compensation related to stock option grants	—	—	50	—	(50)	—	—	—
Amortization of deferred compensation	—	—	—	—	16	—	—	16
Accretion of preferred stock	—	—	(678)	—	—	—	(904)	(1,582)
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(2,601)	(2,601)

Total comprehensive loss								(2,574)

Balance at December 31, 2004	4,693,330	47	—	(1,520)	(34)	27	(30,258)	(31,738)
Exercise of stock options	285,020	3	238	—	—	—	—	241
Deferred compensation related to stock-option grants	—	—	—	—	1	—	(1)	—
Amortization of deferred compensation	—	—	—	—	14	—	—	14
Repurchase of 392,731 shares of common stock	—	—	—	(1,763)	—	—	—	(1,763)
Accretion of preferred stock	—	—	(238)	—	—	—	(1,662)	(1,900)
Accretion of redeemable common stock	—	—	—	—	—	—	(6)	(6)
Initial public offering, net of offering costs	5,000,000	50	39,971	—	—	—	—	40,021
Conversion of preferred stock	5,826,668	58	30,489	—	—	—	—	30,547
Issuance of stock options to non-employee	—	—	10	—	—	—	—	10
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	(5,064)	(5,064)

Total comprehensive loss								(5,039)

Balance at December 31, 2005	15,805,018	158	70,470	(3,283)	(19)	52	(36,991)	30,387
Cumulative effect of the adoption of SAB No. 108	—	—	—	—	—	—	158	158
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(19)	—	19	—	—	—
Initial public offering costs	—	—	(48)	—	—	—	—	(48)
Exercise of stock options and warrants	664,483	7	893	—	—	—	—	900
Issuance of common stock in connection with acquisition	494,543	5	7,200	—	—	—	—	7,205
Stock-based compensation	5,343	—	1,874	—	—	—	—	1,874
Forfeiture of common stock redemption right	24,128	—	161	—	—	—	—	161
Accretion of redeemable common stock	—	—	(5)	—	—	—	—	(5)
Comprehensive income:
Foreign currency translation	—	—	—	—	—	(104)	—	(104)
Unrealized net gain on available for sale securities	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	442	442

Total comprehensive income								342

Balance at December 31, 2006	16,993,515	$170	$80,526	$(3,283)	$—	$(48)	$(36,391)	$40,974

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)

Cash flows from operating activities
Net income (loss)	$(2,601)	$(5,064)	$442
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	397	784	1,171
Amortization of intangible assets	1,373	2,007	2,049
Loss on disposal of assets	5	—	7
Impairment of long lived assets	—	—	28
Stock-based compensation	16	1,030	1,874
Provision for doubtful accounts	(54)	51	182
Deferred income taxes	—	—	185
Gain on extinguishment of debt	—	—	(128)
Changes in operating assets and liabilities:
Accounts receivable	(343)	(1,691)	(4,250)
Prepaid royalty fees	(575)	660	78
Other current assets	(210)	(462)	17
Other assets	(165)	7	(58)
Accounts payable	196	(214)	1,180
Accrued compensation	427	53	568
Accrued expenses	321	(144)	1,167
Deferred revenue	3,265	4,701	5,900
Other liabilities	15	18	—

Net cash provided by operating activities	2,067	1,736	10,412
Cash flows from investing activities
Cash paid for acquisitions	(2,613)	—	(21,264)
Purchases of property and equipment	(417)	(1,391)	(790)
Software development and information database costs	(312)	(2,241)	(217)
Purchases of short-term investments	—	(1,400)	(5,475)
Sales of short-term investments	—	—	2,401
Maturities of short-term investments	—	—	1,121

Net cash used in investing activities	(3,342)	(5,032)	(24,224)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock and warrants, net of offering costs	4,975	—	—
Proceeds from initial public offering, net of offering costs	—	40,021	(48)
Repurchase of common stock	—	(2,769)	—
Proceeds from exercise of stock options and warrants	92	241	900
Proceeds from borrowings under revolving line of credit	2,389	4,416	—
Payments under revolving line of credit	—	(6,805)	—
Proceeds from notes payable	95	972	235
Payments on notes payable and capital lease obligations	(238)	(284)	(825)
Deferred financing costs	(72)	—	—

Net cash provided by financing activities	7,241	35,792	262
Effect of exchange rate changes on cash and cash equivalents	15	(23)	29

Net increase (decrease) in cash and cash equivalents	5,981	32,473	(13,521)
Cash and cash equivalents at beginning of year	1,573	7,554	40,027

Cash and cash equivalents at end of year	$7,554	$40,027	$26,506

Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$288	$67
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$16	$107	$45
Conversion of redeemable preferred stock into common stock	$—	$30,547	$—
Forfeiture of common stock redemption right	$—	$—	$161
Issuance of common stock in connection with acquisition	$—	$—	$7,205

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a leading provider of on-demand software for public relations management. The Company’s on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. The Company is headquartered in Lanham, Maryland with sales and other offices in Virginia, Maryland, California, Washington, London, England and Bangkok, Thailand.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vocus, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value based on quoted market prices. Realized gains and losses are included in income based on the specific identification method. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2006, the net unrealized gains on available-for-sale securities were not material. The Company owns no investments that are considered to be trading or held-to-maturity securities.

The Company regularly monitors and evaluates the fair value of its investments to identify other than temporary declines in value. Management believes no such declines in value exist at December 31, 2006.

Allowance for Doubtful Accounts

Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to the estimated net realizable value. These estimates are made by analyzing the status of significant past-due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from estimates. Receivables that are ultimately deemed uncollectible are charged off as a reduction of receivables and the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Software Development and Information Database Costs

The Company incurs software development costs related to its on-demand software developed for subscription services and for management information systems. Costs are incurred in three stages of development: the preliminary project stage, the application development stage and the post-implementation stage. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized. These costs generally consist of internal labor for configuration, coding and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases when the software is made available to public. These costs are amortized using the straight-line method over the estimated useful life of the software, generally two years. All other development costs are expensed as incurred.

The Company also capitalized the costs to acquire and develop its proprietary information database. These costs are amortized using the straight-line method over the estimated useful life of thirteen years. Costs to maintain and update the information database are expensed as cost of revenues as incurred.

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

Business Combinations and Intangible Assets

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Results of operations of acquired businesses are included in the financial statements from the date of acquisition.

Intangible assets consist of customer relationships, a trade name, agreements not-to-compete and technology acquired in business combinations. Intangible assets are amortized using the straight-line method or an accelerated basis over their estimated useful lives ranging from two to seven years.

Goodwill

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in accordance with SFAS No. 142. The Company tests for impairment annually on November 1, or whenever events or changes in circumstances indicate that impairment may have occurred. The Company conducted the annual impairment test as of November 1, 2006 with no resulting impairment.

The Company evaluates goodwill impairment at a level below the operating segment level, referred to as the reporting unit. The only reporting unit of the Company with goodwill is the PRWeb unit (see Note 4). If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment, if any, based upon the fair value of the underlying assets and liabilities of the

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the impled fair value of goodwill.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Total impairment charges for long-lived assets for the year ended December 31, 2006 were $28,000.

Redeemable Stock

The Company accounts for stock subject to provisions for redemption outside of its control as mezzanine equity. These securities are recorded at fair value at the date of issuance and are accreted to the redemption amount at each balance sheet date. The resulting increases in the carrying amount of the redeemable stock are reflected through decreases in additional paid-in capital or, in the absence of additional paid-in capital, through accumulated deficit.

Foreign Currency and Operations

The functional currency for the Company’s foreign subsidiary is the British pound. The translation of the subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on short-term investments classified as available-for-sale securities.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Through its acquisition of PRWeb International, Inc. (PRWeb), the Company distributes press releases over the Internet that are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. The Company recognizes revenue on a per-transaction basis when the press releases are made available to the public.

Deferred Revenue

Deferred revenue consists of billings to customers in advance of revenue recognition. Deferred revenue to be recognized in the succeeding 12-month period is included in current deferred revenue with the remaining amounts included in noncurrent deferred revenue.

Royalty Fees

The Company incurs royalty fees related to content provided by third-party vendors. Amounts paid for royalty fees are deferred and are recognized ratably as cost of revenues over the same period in which the related revenues are recognized. The current portion and the long-term portion of the deferred royalty fees are included in prepaid royalty fees and other assets, respectively, in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2004, 2005 and 2006 was $1,244,000, $1,520,000 and $882,000, respectively.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2004, 2005 and 2006 were $920,000, $1,140,000 and $1,433,000, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation and related interpretations (SFAS No. 123) as if the fair value or minimum value method had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value or minimum value method, was included as a pro forma disclosure in the notes to the Company’s financial statements.

The following illustrates the effect on the Company’s net loss attributable to common stockholders as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2004 and 2005 (dollars in thousands, except per share data):

	Year Ended December 31,
	2004	2005

Net loss attributable to common stockholders, as reported	$(4,183)	$(6,964)
Stock-based compensation expense as reported	16	1,030
Pro forma stock-based compensation expense	(57)	(231)

Pro forma net loss attributable to common stockholders	$(4,224)	$(6,165)

Net loss attributable to common stockholders per share:
As reported	$(1.04)	$(1.43)
Pro forma	$(1.05)	$(1.27)

The following assumptions were used in calculating the pro forma stock-based compensation expense:

	Year Ended	Six Months Ended
	December 31,	June 30,	December 31,
	2004	2005	2005

Dividend yield	0%	0%	0%
Average risk-free interest rate	4.2%	4.2%	4.4%
Expected term (years)	4	4	4 - 6
Stock price volatility	(* )	(* )	52% - 53%

(*)	Assumption is not applicable to minimum value method

The weighted average fair value of options granted during the years ended December 31, 2004 and 2005 was $1.02 and $3.97, respectively.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

As of December 31, 2005 and December 31, 2006, total assets located outside the United States were approximately 1% of total assets. Revenues from sales to customers outside the United States were approximately 5%, 6% and 7% of total revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the calculation of net income (loss) attributable to common stockholders per share (dollars in thousands, except per share amounts):

	2004	2005	2006

Net income (loss) attributable to common stockholders	$(4,183)	$(6,964)	$442
Weighted average shares outstanding, basic	4,032,572	4,867,710	15,367,851
Dilutive effect of:
Options to purchase common stock	—	—	757,600
Warrants to purchase common stock	—	—	213,803

Weighted average shares outstanding, diluted	4,032,572	4,867,710	16,339,254

Net income (loss) attributable to common stockholders per share:
Basic	$(1.04)	$(1.43)	$0.03

Diluted	$(1.04)	$(1.43)	$0.03

For 2004 and 2005, if the Company’s outstanding common stock equivalents were exercised or converted into common stock, the result would have been anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share were identical for each period. The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31,
	2004	2005

Options to purchase common stock	1,100,082	2,468,351
Warrants to purchase common or preferred stock	361,446	361,446
Shares of common stock into which outstanding preferred stock is convertible	5,826,668	—

Total options, warrants and preferred stock exercisable or convertible into common stock	7,288,196	2,829,797

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments of its business.

Reclassifications

Certain amounts in the prior years’ notes to the consolidated financial statements have been reclassified to conform to the current year presentation.

Adoption of SAB No. 108

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB No. 108) which addresses how the effects of prior-year uncorrected misstatements must be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify the effects of misstatements on the current year financial statements using both a balance sheet and income statement approach and to evaluate relevant quantitative and qualitative factors to determine whether a misstatement is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 and recorded a cumulative effect adjustment to increase its retained earnings as of January 1, 2006 related to an

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

overstatement of its deferred revenue of $158,000 at December 31, 2005. The overstatement resulted primarily from the timing of the recognition of revenue from its subscription agreements in years prior to 2004. This amount was previously considered not to be material.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 in the first quarter of 2007 and is currently evaluating the effect, if any, the adoption of FIN No. 48 will have on its financial statements. Based upon the analysis performed to date, management does not believe that the adoption of FIN No. 48 will have a material effect on its financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

3.	Initial Public Offering of Common Stock and Reverse Stock Split

On December 7, 2005, the Company completed the sale of 5,000,000 shares of common stock, at a public offering price of $9.00 per share. A total of $45,000,000 in gross proceeds was raised in the initial public offering. After deducting the underwriters’ commissions and offering expenses of $5,027,000, net proceeds of the offering were $39,973,000. All of the outstanding shares of redeemable convertible preferred stock were converted into shares of common stock, on a one-for-one basis, at the closing of the offering. In addition, warrants to acquire shares of Series B redeemable convertible preferred stock were converted, on a one-for-one basis, into warrants to acquire common stock. In October 2005, the Company effected a 3-for-1 reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

4.	Acquisitions

On August 4, 2006, the Company, through its wholly-owned subsidiary, Vocus PRW Holdings, LLC, acquired certain assets and assumed certain liabilities of PRWeb. The acquisition of PRWeb allows the Company to provide an on-demand solution which allows its customers to widely distribute press releases containing important elements of new media such as images, podcasts and video messages to drive Internet traffic to websites and optimize brand awareness. The operating results of PRWeb have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase consideration consisted of $20.9 million in cash and 494,543 shares of Vocus common stock, valued at approximately $7.2 million based on the average closing market price for the two days preceding through the two days following the date of acquisition. The acquisition is accounted for under the purchase method of accounting.

The aggregate purchase consideration consisted of the following (dollars in thousands):

Cash	$20,940
Common stock	7,205
Transaction costs	324

Total purchase consideration	$28,469

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets acquired is recorded as goodwill. The total amount assigned to goodwill is deductible for tax purposes, and primarily relates to PRWeb’s online distribution network. The purchase price has been allocated as follows (dollars in thousands):

	Amortization
	Period

Trade name	7 years	$3,946
Agreements not-to-compete	5 years	3,913
Customer relationships	5 years	3,041
Purchased technology	2 years	240
Property and equipment	3 - 5 years	341
Goodwill		17,112
Assumed liabilities		(124)

Total purchase price		$28,469

The weighted-average amortization period for the intangible assets acquired is 5.6 years.

The unaudited pro forma consolidated results of operations presented below assume that the PRWeb acquisition occurred on January 1, 2005 (dollars in thousands, except per share data):

	Year Ended December 31,
	2005	2006

Pro forma revenues	$31,973	$44,065

Pro forma net loss	$(7,828)	$(269)
Accretion of preferred stock	(1,900)	—

Pro forma net loss attributable to common stockholders	$(9,728)	$(269)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(1.81)	$(0.02)

These pro forma results are not necessarily indicative of future operating results or those that would have occurred had the acquisition been consummated on January 1, 2005.

Gnossos

On November 8, 2004, the Company acquired substantially all of the assets of Gnossos, a provider of software to manage corporate communications and government relations. The operating results of Gnossos have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase consideration consisted of $2,500,000 of cash, 29,128 shares of common stock with an estimated fair value of $4.77 per share, 29,128 shares of redeemable common stock with an estimated fair value of $6.27 per share, and $400,000 payable to the seller in three installments from January 2006 through July 2007. The deferred payments bear interest at 3.6% and the related liability was included in notes payable in the accompanying consolidated balance sheets as of December 31, 2004 and 2005. The holder of the redeemable common stock may require the Company to repurchase these shares for an aggregate amount of $200,000 in November 2007. To determine the estimated fair value of the Company’s common stock issued to the seller, management and the board of directors used a market approach. A market approach uses direct comparisons to other comparable public enterprises and their equity securities or transactions in their securities to estimate fair value, and adjusts public enterprise

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

valuations for lower marketability of equity securities of private companies. Management and the board of directors also considered observable cash transactions in preferred stock issued by the Company, adjusted for differences in relevant rights associated with the preferred stock when compared to common stock.

The aggregate purchase consideration consisted of the following (dollars in thousands):

Cash	$2,500
Common stock	139
Redeemable common stock	183
Deferred payments due to seller	400
Transaction costs	112

$3,334

The Company allocated the purchase price based upon the estimated fair value of the net assets acquired, as follows (dollars in thousands):

	Amortization
	Period

Customer relationships	4 years	$3,015
Purchased technology	2 years	701
Property and equipment	3 years	18
Assumed liabilities		(400)

Total		$3,334

The weighted-average amortization period for the intangible assets acquired is 3.6 years.

The unaudited pro forma consolidated results of operations presented below assume that the Gnossos acquisition occurred on January 1, 2004 (dollars in thousands, except per share data):

Year Ended
December 31,
2004

Pro forma revenues	$21,600

Pro forma net loss	$(3,674)
Accretion of preferred stock	(1,582)

Pro forma net loss attributable to common stockholders	$(5,256)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(1.29)

These pro forma results are not necessarily indicative of future operating results or those that would have occurred had the acquisition been consummated on January 1, 2004.

In November 2006, the Company settled its outstanding note payable, and related accrued interest, of $428,000 to the seller by paying $300,000 resulting in a $128,000 gain on extinguishment of debt included in interest and other income in the accompanying consolidated statements of operations.

During 2006, 24,128 shares of the redeemable common stock issued in connection with the acquisition were sold in the public market which resulted in the forfeiture of the redemption right. Accordingly, the carrying value of these shares was reclassified to common stock and additional paid-in capital. As of December 31, 2006, 5,000 shares of redeemable common stock remain outstanding.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Short-Term Investments

The components of cash and cash equivalents and short-term investments at December 31, 2005 are as follows (dollars in thousands):

		Unrealized		Fair Market	Cash and Cash	Short-Term
	Cost	Gains	Losses	Value	Equivalents	Investments

Cash	$6,424	$—	$—	$6,424	$6,424	$—
Money market funds	6,733	—	—	6,733	6,733	—
Commercial paper	26,870	—	—	26,870	26,870	—
Corporate notes and bonds	1,400	—	—	1,400	—	1,400

Total	$41,427	$—	$—	$41,427	$40,027	$1,400

The components of cash and cash equivalents and short-term investments at December 31, 2006 are as follows (dollars in thousands):

		Unrealized		Fair Market	Cash and Cash	Short-Term
	Cost	Gains	Losses	Value	Equivalents	Investments

Cash	$14,215	$—	$—	$14,215	$14,215	$—
Money market funds	765	—	—	765	765	—
Commercial paper	9,905	—	—	9,905	9,905	—
Government-sponsored agency debt securities	2,623	4	—	2,627	1,271	1,356
Corporate notes and bonds	2,351	—	—	2,351	350	2,001

Total	$29,859	$4	$—	$29,863	$26,506	$3,357

The contractual maturities of short-term investments are one year or less. All short-term investments are classified as available-for-sale securities.

Realized gains or losses from sales and maturities of short-term investments in 2005 and 2006 were not material. The Company recorded gross proceeds from the sale of available-for-sale securities of $2,401,000 in 2006.

6.	Property, Equipment and Software

Property, equipment and software consisted of the following (dollars in thousands):

	December 31,
	2005	2006

Purchased software, computer and office equipment	$2,386	$3,153
Office furniture	421	557
Leasehold improvements	646	847
Equipment under capital lease obligations	1,018	1,066
Capitalized software development costs	297	495
Information database costs	2,327	2,327

	7,095	8,445
Less accumulated depreciation and amortization	(2,934)	(4,086)

Property, equipment and software, net	$4,161	$4,359

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Depreciation expense on equipment under capital leases was $38,000, $27,000 and $28,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

7.	Intangible Assets

Intangible assets at December 31, 2005 consisted of the following (dollars in thousands):

		Gross
	Useful Life	Carrying	Accumulated	Net Carrying
	in Years	Amount	Amortization	Amount

Customer relationships	3 - 4	$5,545	$(3,328)	$2,217
Agreements not-to-compete	3	282	(274)	8
Purchased technology	2	2,011	(1,717)	294

Total		$7,838	$(5,319)	$2,519

Intangible assets at December 31, 2006 consisted of the following (dollars in thousands):

		Gross
	Useful Life	Carrying	Accumulated	Net Carrying
	in Years	Amount	Amortization	Amount

Customer relationships	3 - 5	$8,586	$(4,471)	$4,115
Trade name	7	3,946	(229)	3,717
Agreements not-to-compete	3 - 5	4,195	(608)	3,587
Purchased technology	2	2,251	(2,060)	191

Total		$18,978	$(7,368)	$11,610

Future expected amortization of intangible assets at December 31, 2006 was as follows (dollars in thousands):

2007	$2,981
2008	2,723
2009	1,926
2010	1,821
2011	1,260
Thereafter	899

$11,610

8.	Debt

Revolving Line of Credit

In November 2004, the Company entered into a $7,000,000 Secured Revolving Line of Credit Loan Agreement (the Revolving Loan Agreement) with a financial institution. Borrowings accrued interest at the bank’s prime rate. The outstanding borrowings as of December 31, 2004 were $2,389,000. As of December 31, 2005, all outstanding borrowings were paid in full, and the Revolving Loan Agreement was subsequently terminated.

Term Loans and Equipment Line of Credit

In November 2004, the Company entered into a Secured Revolving Equipment Line of Credit (the Equipment Line) that provided for borrowings up to $800,000. The Company modified its Equipment Line to increase the maximum borrowings by $500,000 in July 2005 and by $700,000 in July 2006. Outstanding borrowings under the

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Equipment Line convert to term loans with principal and interest payments payable monthly over a maximum period of 36 months depending on the date of the borrowing and asset purchased. Borrowings bear interest at the bank’s prime rate (8.25% at December 31, 2006), and interest is payable monthly. The Equipment Line is collateralized by substantially all of the Company’s equipment and expires on June 30, 2007. Outstanding borrowings under the term loans were $1,291,000 at December 31, 2005, including $615,000 classified as current.

Future principal payments under the term loans outstanding at December 31, 2006 are as follows (dollars in thousands):

2007	$392
2008	202
2009	33

Total future principal payments	$627
Less current portion	(392)

Long-term portion	$235

9.	Redeemable Convertible Preferred Stock

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

The holders of the Series A were entitled to receive cumulative dividends equal to 10% per annum of the original issue price per share. The holders of the Series B and Series C were entitled to receive cumulative dividends equal to 8% per annum of the original issue price per share. No dividends were paid to the Series A, Series B, and Series C holders, and upon the conversion of the preferred stock in connection with the Company’s initial public offering, all accrued but unpaid dividends were waived.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The changes in Series A, Series B and Series C are as follows (dollars in thousands):

	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Total

Balance at December 31, 2003	1,719,542	$2,779	3,378,655	$19,709	—	$—	$22,488
Issuance of Series C	—	—	—	—	728,471	4,577	4,577
Accretion	—	213	—	1,355	—	14	1,582

Balance at December 31, 2004	1,719,542	2,992	3,378,655	21,064	728,471	4,591	28,647
Accretion	—	187	—	1,257	—	456	1,900
Conversion	(1,719,542)	(3,179)	(3,378,655)	(22,321)	(728,471)	(5,047)	(30,547)

Balance at December 31, 2005	—	$—	—	$—	—	$—	$—

10.	Warrants

In January 2003, in connection with the issuance of additional shares of Series B, the Company issued warrants to purchase shares of Series B with an exercise price of $4.85 per share. The warrants expire in January 2008 and were exercisable upon issuance. In connection with the Company’s initial public offering, the warrants to acquire shares of Series B were converted, on a one-for-one basis, into warrants to acquire common stock. At December 31, 2006, 137,344 of these warrants remain outstanding.

In December 2004, in connection with the issuance of shares of Series C, the Company issued warrants to purchase shares of common stock with an exercise price of $4.77 per share. The warrants expire in January 2014 and were exercisable upon issuance. The proceeds from the sale of Series C were allocated to the Series C and the warrants based on their estimated relative fair values. The value allocated to the warrants was determined to be $398,000 based upon the Black-Scholes option pricing model with the following assumptions: estimated fair value of the common stock of $4.77 per share, risk-free interest rate of 4.3%, expected life of 9 years, volatility of 60%, and no dividends. At December 31, 2006, 88,176 of these warrants remain outstanding.

11.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 2,600,000 shares have been reserved for future issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Options granted under the Plans have a 10-year term and generally vest annually over a three or four-year period. At December 31, 2006, 983,012 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan. In January 2007, the Company increased the shares reserved for future issuance under the 2005 Stock Award Plan by 799,387 shares and granted approximately 1.4 million stock options to its executives and other employees.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring the recognition of compensation expense based upon the grant date fair value of its stock-based compensation awards. The following

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

table sets forth the incremental stock-based compensation expense related to the adoption of SFAS No. 123R that is recorded in the consolidated statement of operations for the year ended December 31, 2006 (dollars in thousands):

Cost of revenues	$69
Sales and marketing	530
Research and development	219
General and administrative	1,042

Total	$1,860

The effect of adopting SFAS No. 123R was a decrease in net income of $0.12 per basic and $0.11 per diluted share for the year ended December 31, 2006.

During 2004, the Company granted certain options with an exercise price that was less than the estimated fair value of the underlying stock, resulting in deferred compensation. Stock-based compensation from these awards for the year ended December 31, 2004, 2005 and 2006 was $16,000, $24,000 and $14,000, respectively. Upon the adoption of SFAS No. 123R, the related deferred compensation of $19,000 as of December 31, 2005 was reclassified as additional paid-in-capital.

In accordance with SFAS No. 123R, the Company uses the Black-Scholes option pricing model to measure the fair value of its option awards granted after June 15, 2005. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) which provides supplemental implementation guidance for SFAS No. 123R. The Company recently became a public entity, and therefore has a limited history of volatility. Accordingly, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a dividend in the foreseeable future and accordingly, uses an expected dividend yield of zero.

The following weighted-average assumptions were used in estimating the fair value of options for the year ended December 31, 2006:

Stock price volatility	53%
Expected term (years)	6.3
Risk-free interest rate	5.0%
Dividend yield	0%

The weighted-average grant date fair value of options granted during the year ended December 31, 2006 was $7.74.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock option activity is as follows:

				Weighted-
				Average	Aggregate Intrinsic
			Weighted –	Remaining	Value as of
	Number of	Range of	Average	Contractual	December 31,
	Options	Exercise Prices	Exercise Price	Term	2006

Balance at January 1, 2004	1,092,071	$0.30 - 2.46	$1.22
Granted	102,540	2.46 - 4.77	3.36
Exercised	(42,705)	0.30 - 2.46	2.16
Forfeited or cancelled	(51,824)	0.30 - 3.99	2.55

Balance at December 31, 2004	1,100,082	0.30 - 4.77	1.32
Granted	1,703,047	4.77 - 9.00	7.96
Exercised	(285,020)	0.30 - 2.99	0.85
Forfeited or cancelled	(49,758)	0.30 - 9.00	3.11

Balance at December 31, 2005	2,468,351	0.30 - 9.00	5.92
Granted	348,833	12.42 - 16.80	13.57
Exercised	(565,266)	0.30 - 9.00	1.59
Forfeited or cancelled	(46,567)	2.46 - 12.42	5.22

Balance at December 31, 2006	2,205,351	$0.30 - 16.80	$8.26	8.4	$18,840

Vested and expected to vest at December 31, 2006	2,075,914	$0.30 - 16.80	$8.21	8.4	$17,824

Exercisable at December 31, 2006	590,678	$0.30 - 15.74	$5.90	7.1	$6,435

The following details the outstanding options at December 31, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	as of	Contractual	Exercise	as of	Exercise
Prices	12/31/06	Term	Price	12/31/06	Price

$ 0.30 - $ 2.00	91,591	3.0	$0.30	91,591	$0.30
$ 2.01 - $ 4.00	142,061	5.2	2.73	116,381	2.57
$ 4.01 - $ 7.25	369,908	8.1	4.83	68,414	4.85
$ 7.26 - $10.50	1,253,958	8.9	9.00	314,043	9.00
$10.51 - $13.75	260,000	9.5	13.04	—	—
$13.76 - $16.80	87,833	9.5	15.17	249	15.74

	2,205,351	8.4	$8.26	590,678	$5.90

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at December 31, 2006 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2006. During the year ended December 31, 2006, the aggregate intrinsic value of options exercised was $7,196,000.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company did not realize a tax benefit from these exercises as the Company has incurred cumulative losses for income tax purposes.

As of December 31, 2006, there was $6,493,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plans. This cost is expected to be recognized over a weighted average period of 2.9 years. The fair value of options that vested during 2006 was $1,667,000.

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

12.	Employee Benefit Plans

The Company sponsors defined-contribution and profit-sharing plans in the United States and the United Kingdom. Total expenses for the plans for the years ended December 31, 2004, 2005 and 2006 were approximately $66,000, $95,000 and $213,000, respectively.

13.	Income Taxes

For the years ended December 31, 2004 and 2005, the Company incurred losses and accordingly, no income taxes have been provided in the accompanying statements of operations for these periods. For these years, the net tax provision was comprised primarily of a deferred tax benefit related to the net operating losses offset by increases in the valuation allowance of the same amount. The tax provision for 2004 and 2005 differed from the expected tax benefit, computed by applying the U.S. Federal statutory rate to the loss before income taxes, principally due to the effect of the increases in the valuation allowance.

The provision for income taxes for the year ended December 31, 2006 consisted of the following (dollars in thousands):

2006

Current expense	$—
Deferred expense	185

Provision for income taxes	$185

For the year ended December 31, 2006, the provision for income taxes differs from the expected tax provision computed by applying the U.S. Federal statutory rate to income before taxes as a result of the following:

2006

Statutory federal tax rate	35%
State income taxes	11
Effect of foreign losses	6
Non-deductible stock-based compensation	24
Other non-deductible expenses	6
Changes in the valuation allowance	(53)

29%

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s deferred tax components consisted of the following (dollars in thousands):

	December 31,
	2005	2006

Deferred tax assets:
Net operating loss carryforwards	$8,505	$9,157
Allowance for doubtful accounts	74	106
Deferred revenue	2,468	107
Accrued expenses	254	590
Depreciation	350	404
Intangible asset amortization	1,219	1,682
Stock-based compensation	—	538
Other	36	37

Total deferred tax assets	12,906	12,621
Valuation allowance	(11,937)	(11,708)

Net deferred tax assets	969	913

Deferred tax liabilities:
Capitalized software development	(867)	(812)
Goodwill	—	(185)
Capital leases	(102)	(101)

Total deferred tax liabilities	(969)	(1,098)

Net deferred tax liabilities	$—	$(185)

At December 31, 2006, the Company had net operating loss (NOL) carryforwards of approximately $24.0 million, of which approximately $22.0 million relate to the United States and will begin to expire in 2022. For the year ended December 31, 2006, losses before income taxes from foreign operations totaled $693,000. The utilization of a portion of the NOL carryforwards will be subject to an annual limitation due to prior changes in ownership. Additionally, despite the NOL carryforwards, the Company may have a future tax liability due to alternative minimum tax or state tax requirements.

A valuation allowance has been recorded against the Company’s deferred tax assets primarily due to the inability to predict future taxable income. The Company has considered all available evidence, including its historical levels of taxable income, the future reversal of existing temporary differences and estimated future taxable income in determining the need for a valuation allowance.

14.	Commitments and Contingencies

Purchase Commitments

The Company has entered into various arrangements with vendors primarily for the distribution by the Company of the vendors’ media data and news content. As of December 31, 2006, minimum required payments in future years under these arrangements are $1,088,000, $245,000 and $232,000 in 2007, 2008 and 2009, respectively.

Leases

The Company has various noncancelable operating leases, primarily related to office real estate, that expire through 2011 and generally contain renewal options for up to five years. Rent expense was $541,000, $822,000 and

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$819,000 for the years ended December 31, 2004, 2005, and 2006, respectively. The Company also leases computer and office equipment under noncancelable capital leases that expire through 2011.

Future minimum lease payments under noncancelable operating and capital leases at December 31, 2006 are as follows (dollars in thousands):

	Operating	Capital
	Leases	Leases

2007	$882	$43
2008	757	37
2009	524	36
2010	387	29
2011	163	11

Total future minimum payments	$2,713	156

Less amount representing interest		(21)
Less current portion		(35)

Long-term capital lease obligations		$100

Letter of Credit

The Company has established a letter of credit in favor of its landlord. The letter of credit is collateralized by a $270,000 certificate of deposit. The certificate of deposit matures in 2011 and the balance plus accrued interest is included in other assets in the accompanying consolidated balance sheets. As of December 31, 2006, the letter of credit remained outstanding; however, no amounts had been drawn against it. The letter of credit renews annually through April 2011.

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

15.	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006

Summary consolidated statement of operations data:
Revenues	$6,100	$6,794	$7,297	$7,871	$8,262	$9,189	$10,757	$12,120
Gross profit(1)	4,643	5,263	4,149	6,071	6,300	7,239	8,620	9,876
Net income (loss) attributable to common stockholders	(1,457)	(1,237)	(3,485)	(785)	(182)	(2)	150	476
Net income (loss) attributable to common stockholders per share:
Basic	$(0.35)	$(0.29)	$(0.86)	$(0.11)	$(0.01)	$(0.00)	$0.01	$0.03
Diluted	$(0.35)	$(0.29)	$(0.86)	$(0.11)	$(0.01)	$(0.00)	$0.01	$0.03
Weighted average shares outstanding used in computing per share amounts:
Basic	4,168,621	4,327,914	4,031,908	6,921,331	14,965,271	15,083,982	15,498,524	15,911,788
Diluted	4,168,621	4,327,914	4,031,908	6,921,331	14,965,271	15,083,982	16,320,518	16,806,020

(1)	Gross profit for the three months ended September 30, 2005 and December 31, 2005 includes $1,449 and $(50) of accelerated amortization of prepaid royalty fees and contract termination costs.

Vocus, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance	Charged			Balance at
	Beginning of	to			End of
	Period	Expense	Deductions		Period
	(Dollars in thousands)

Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 31, 2004	$280	$(54)	$(27	)(1)	$199
Year ended December 31, 2005	199	51	(57	)(1)	193
Year ended December 31, 2006	193	182	(95	)(1)	280
Deferred tax valuation allowance (deducted from net deferred taxes)
Year ended December 31, 2004	$8,512	$1,508	$—		$10,020
Year ended December 31, 2005	10,020	1,917	—		11,937
Year ended December 31, 2006	11,937	(229)	—		11,708

(1)	Uncollectible accounts written-off, net of recoveries.

II-1

Index to Exhibits

Exhibit
Numbers		Exhibits

3	.1(6)	Fifth Amended and Restated Certificate of Incorporation.
3	.2(6)	Amended and Restated Bylaws.
4	.1(4)	Specimen common stock certificate.
10	.1(1)	Form of warrant to purchase common stock and schedule of details omitted therefrom.
10	.2(1)	Form of warrant to purchase Series B preferred stock and schedule of details omitted therefrom.
10	.3(1)	1999 Stock Option Plan.
10	.4(1)	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.
10	.5(5)	2005 Stock Award Plan.
10	.6*	Form of Option Agreement for executive officers under Registrant’s 2005 Stock Award Plan.
10	.7*	Form of Option Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.
10	.8(1)	Third Amended and Restated Registration Rights Agreement among the Registrant and the other parties named therein, dated as of December 20, 2004.
10	.9(1)	Agreement of Lease, dated December 21, 2000, between MOR FORBES LLLP and Registrant as amended.
10	.10(1)	Asset Purchase Agreement, dated as of November 8, 2004, among the Registrant, Vocus GS Holdings LLC, Gnossos Software, Inc. and Steven Robert Kantor.
10	.11(5)	Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors.
10	.12(2)	Agreement between the Registrant and PR Newswire Association, Inc., dated March 14, 2001.
10	.13(2)	License Agreement between the Registrant and PR Newswire Association LLC, dated August 1, 2003, as amended.
10	.14*	Amended and Restated Agreement between the Registrant and PR Newswire Association, Inc., dated August 1, 2006.
10	.15(3)	OEM License Agreement between the Registrant and Moreover Technologies, Inc., dated March 1, 2006, as amended.
10	.16(2)	Redemption Agreement between the Registrant and Robert Lentz, dated July 1, 2005.
10	.17(7)	Form of Employment Agreement for Richard Rudman, Robert Lentz and Stephen Vintz, and schedule of details omitted therefrom.
10	.18(7)	Form of Employment Agreement for William Donnelly and Norman Weissberg, and schedule of details omitted therefrom.
10	.19(8)	Summary of board of directors compensation.
10	.20(9)	Employment Agreement for William Wagner dated July 17, 2006.
10	.21(9)	Indemnification Agreement for William Wagner dated July 17, 2006.
10	.22(10)	Asset Purchase Agreement, dated August 4, 2006, among the Registrant, Vocus PRW Holdings LLC, PRWeb, LLC and the sole stockholder of PRWeb International, Inc. and sole owner of PRWeb, LLC.
21	.1*	List of subsidiaries.
23	.1*	Consent of Ernst & Young LLP.
24	.1*	Power of Attorney (included on the signature page to this report).
31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on August 5, 2005.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2006.

(4)	Incorporated by reference to an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on November 9, 2005.

(5)	Incorporated by reference to an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on December 6, 2005.

(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 12, 2005.

(8)	Incorporated by reference to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 6, 2007.

(9)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on July 20, 2006.

(10)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.