Form 10-K/A
period 2006-12-31
Vocus, Inc.
filed 2007-03-26
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 2, 2007 (the “2006 Form 10-K”). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2006 Form 10-K have been amended and restated in their entireties. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original 2006 Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Key Employees and Directors

Our executive officers, key employees and directors and their respective ages and positions as of March 15, 2007 are as follows:

Name	Age	Position

Richard Rudman*	46	Chief Executive Officer, President and Chairman
Stephen Vintz*	38	Chief Financial Officer, Treasurer and Secretary
Robert Lentz*	46	Chief Technology Officer and Director
William Wagner*	40	Chief Marketing Officer
Norman Weissberg*	45	Vice President, North American Sales
William Donnelly	51	Senior Vice President, Corporate Development
Andrew Muir	51	Managing Director, Vocus International
Matthew Siegal	43	Vice President, Business Development
Darren Stewart	38	Vice President, Client Services
Michael Bronfein	51	Director
Kevin Burns	57	Director
Gary Golding	50	Director
Ronald Kaiser	53	Director
Richard Moore	58	Director

*	Denotes an executive officer

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

Norman Weissberg has served as our Vice President, North American Sales since June 2006. From August 1998 until June 2006, Mr. Weissberg was our Vice President, Account Sales. From March 1997 to August 1998, Mr. Weissberg was a Major Accounts Manager at Xerox Corporation. Mr. Weissberg holds a B.S. degree in business from the University of Maryland.

William Donnelly has served as our Senior Vice President, Corporate Development since June 2006. From April 2002 through June 2006 Mr. Donnelly was our Vice President, Sales. From August 2000 to April 2002, Mr. Donnelly served as Vice President, Sales and Customer Care for Careerbuilder, Inc., a provider of web-based human resources solutions. From April 1995 through April 2000, Mr. Donnelly served as Vice President, Sales and Business Development at Best Software, Inc., a software company. Mr. Donnelly also serves on the board of directors of Regent Education, Inc., a privately held corporation. Mr. Donnelly holds a B.S. degree in business administration and communications from Ramapo College of New Jersey and an M.B.A. degree from George Washington University.

Andrew Muir has served as Managing Director, Vocus International, since January 2003 (from January 2003 to April 2004, in a consulting capacity). From January 2002 to December 2002, Mr. Muir was self-employed as a consultant. From August 1999 to December 2001, Mr. Muir served as Managing Director of Cyveillance International (UK) Ltd. Mr. Muir also serves on the board of directors of Highgate Associates and Derringtons Ltd. Mr. Muir holds an H.N.D. degree in computer science from Coventry University (Lanchester Polytechnic).

Matthew Siegal has served as our Vice President, Business Development since June 2006. From January 2003 until June 2006, Mr. Siegal was our Vice President, Corporate Development. Mr. Siegal co-founded Public Affairs Technologies, Inc. in 1992 and served as its President and Chief Executive Officer until its acquisition by Vocus in January 2003.

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

Michael Bronfein has been a member of our Board of Directors since June 2001. Mr. Bronfein has been a managing partner of Sterling Venture Partners, a private equity investor, since 1999. Mr. Bronfein co-founded NeighborCare, a provider of pharmacy services to the long-term care marketplace, in 1980 and served as its Chairman and Chief Executive Officer until 1999. Mr. Bronfein also serves on the boards of directors of several privately held companies. Mr. Bronfein holds a B.S. degree in accounting from the University of Baltimore and is a Certified Public Accountant.

Kevin Burns has been a member of our Board of Directors since October 2000. Mr. Burns has been a managing principal of Lazard Technology Partners, a venture capital firm, since March 1998. Mr. Burns founded Intersolv, Inc. (formerly Sage Software), a software company, in 1982 and served as its President and Chief Executive Officer until 1997. Mr. Burns also serves on the board of directors of several privately held companies. Mr. Burns holds a B.S. degree in finance from Ohio State University and an M.B.A. in finance from the University of Colorado.

Gary Golding has been a member of our Board of Directors since January 2000. Mr. Golding has been a general partner with Edison Venture Fund, a venture capital fund, since November 1997. Mr. Golding also serves on the boards of directors of several privately held companies. Mr. Golding holds a B.A. degree in management from Boston College and a Masters degree in Urban and Regional Planning from the University of Pittsburgh.

Ronald Kaiser has been a member of our Board of Directors since January 2005. Mr. Kaiser has served as the Chief Financial Officer for Sucampo Pharmaceuticals, Inc., a pharmaceutical research and development company, since January 2007. From March 2005 through December 2006, Mr. Kaiser served as Chief Financial Officer of

PharmAthene, Inc., a bio-defense company. From February 2003 to March 2005, Mr. Kaiser served as Chief Financial Officer, Treasurer and Secretary of Air Cargo, Inc., a freight logistics and bill processing provider. In December 2004, Air Cargo filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. From June 2002 to January 2003, Mr. Kaiser was self-employed. From May 1998 to June 2002, Mr. Kaiser served as Chief Financial Officer, Treasurer and Secretary of OTG Software, Inc., a storage software development, manufacturing, sales and distribution company. Mr. Kaiser has also served as a member of the board of directors of OPNET Technologies, Inc., a public company, since October 2003 and as a managing director of the Chesapeake Innovation Center, a Maryland incubator, since September 2003. Mr. Kaiser holds B.A. degrees in accounting and in multidisciplinary-prelaw from Michigan State University.

Richard Moore has been a member of our Board of Directors since January 2000. Mr. Moore has been an independent consultant since February 2006. From November 2003 to November 2005, Mr. Moore served as Vice President, Marketing and Vice President, Worldwide Sales for BNX Systems, Inc., a software provider. From March 1999 to November 2003, Mr. Moore was Chief Marketing Officer, Office of the President of Cyveillance, Inc., a software service provider for online risk monitoring and management. Mr. Moore also serves on the board of Inserso Corporation, a private application development services company, and the board of advisors for Noxilizer, Inc., a private biotech firm. Mr. Moore holds a B.A. degree in communications from the University of Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our directors and officers based on the information provided by them.

Based solely on review of this information, we believe that, during the 2006 fiscal year, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except for the following, each of which was due to administrative error: (i) a Form 4 for each of Messrs. Bronfein, Burns, Golding and Kaiser to report stock awards that occurred on April 5, 2006 that were reported on May 2, 2006; (ii) a Form 4 for each of Messrs. Rudman, Vintz, Lentz and Weissberg to report the exercises and sales of shares that occurred on September 14, 2006 that were reported on September 19, 2006; (iii) Form 4s for Mr. Burns to report the transfer of shares to an unrelated party that occurred on July 5, 2006 that was reported on July 14, 2006 and an exercise of stock options on December 21, 2006 that was reported on December 27, 2006; (iv) a Form 4 for Mr. Weissberg to report the exercise of stock options and sale of shares that occurred on September 19, 2006 that was reported on September 22, 2006; (v) a Form 4 for Mr. Lentz to report the exercise of stock options and sale of shares that occurred on December 5, 2006 that was reported on December 8, 2006; and (vi) Form 4s for Mr. Donnelly to report the exercise of stock options on January 25, 2006 and May 4, 2006 reported on January 31, 2006 and May 9, 2006, respectively.

Code of Conduct

Our Board of Directors has adopted a Code of Conduct for Vocus which applies to our officers, including our Chief Executive Officer and our principal financial and accounting officer. The Code of Conduct is available on our website at www.vocus.com. The Code of Conduct is also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices. We intend to disclose any amendments to or waivers of a provision of our Code of Conduct made with respect to our directors or executive officers on our website.

Audit Committee

Our Board of Directors has established an Audit Committee. In 2006, the Audit Committee consisted of Messrs. Kaiser, Golding and Bronfein. In January 2007, Mr. Moore replaced Mr. Bronfein on the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is independent under the Nasdaq marketplace rules and under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that all members of the Audit Committee meet the requirements for financial literacy and that Mr. Kaiser qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Kaiser serves as the Chairman of the Audit Committee.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

The Compensation Committee of the Board of Directors has overall responsibility for determining the compensation of our Chief Executive Officer, or CEO, and other executive officers. Each member of the Committee is appointed by the Board and has been determined by the Board to be an independent director under applicable NASDAQ marketplace rules.

Our executive compensation program is intended to:

•	Attract, retain, motivate and reward highly qualified executive officers who create value for our stockholders;

•	Reinforce our performance oriented, results-based culture that rewards individual, team and corporate success; and

•	Reflect the financial resources available to us based on our board approved annual business plan and our strategic objective to increase stockholder value.

Our program is designed to link executive pay levels with individual performance, our financial performance and stockholder returns.

Key elements of our executive compensation program include:

•	Annual base salaries that are competitive relative to other public technology companies in our peer group;

•	Quarterly variable incentive bonuses that are based on financial performance; and

•	Long-term incentive compensation that is delivered principally through stock option awards.

We believe that our executive compensation program makes a significant contribution to our success, mirrors our culture and adheres to high standards of corporate governance.

Governance of Executive Compensation

The Compensation Committee of the Board of Directors plays the lead role in the governance of executive compensation at Vocus. In 2006, the Committee consisted of three directors — Kevin Burns (Chair), Michael Bronfein and Gary Golding. In January 2007, the Board approved the addition of Ronald Kaiser as a member of the Compensation Committee. All four Committee members have extensive management and Board experience, including experience dealing with executive compensation issues.

The Compensation Committee operates under a charter adopted by the Board of Directors in 2005. The charter is posted in the “Investor Relations / Corporate Governance” section of our website at www.vocus.com.

The Committee’s duties and responsibilities are listed in its charter and include, but are not limited to, the following:

•	Establish and review the overall compensation philosophy of the company;

•	Review and approve the company’s corporate goals and objectives that are relevant to the compensation for the CEO and other executive officers;

•	Evaluate the performance of the CEO and other executive officers;

•	Recommend to the Board for approval the compensation of the CEO and any other executive officer who reports directly to the Board;

•	Approve or recommend to the Board for approval the compensation of the other executive officers; and

•	Review executive compensation programs, policies and procedures concerning executive perquisites and expense accounts, employee benefits plans, equity-based plans and approve (or recommend for Board approval) new plans in these areas.

At the beginning of each year, the Compensation Committee reviews the preceding year’s performance of the company and of each individual executive officer, as well as each executive officer’s compensation. At that time, the Committee determines each executive officer’s compensation for the new year. As part of the Committee’s review, the CEO delivers a report on the performance of the company and of each executive officer, including a self-assessment of his own performance. The CEO also proposes compensation packages for the other executive officers (excluding himself), which the Committee considers in making its decisions. The Committee makes regular reports to the full Board of Directors on the Committee’s activities, and the Committee prepares an annual report on executive compensation for inclusion in our proxy statement.

The Compensation Committee has the sole authority to select, retain and/or replace any compensation or other outside consultant for assistance in the evaluation of director, CEO or other executive officers’ compensation, including the sole authority to approve the consultant’s fees and other retention terms. In 2005, the Compensation Committee selected PricewaterhouseCoopers LLP, or PwC, as its compensation consultant in connection with our initial public offering. This relationship was renewed in December 2006. The Committee considers PwC to be independent and selected PwC because of its experience in compensation consulting, and its knowledge of compensation practices in the technology industry and among newly public companies. Services provided by the consultant have included evaluating our existing executive officer and director compensation based on market comparables, analyzing compensation design alternatives and advising us on the new proxy statement disclosure rules. The consultant did not provide specific recommendations on compensation decisions regarding the CEO or other executive officers.

The Committee met four times in 2006 and acted three times by unanimous consent. All four meetings were regularly scheduled to coincide with Board meetings. The Chairman of the Compensation Committee prepared each meeting’s agenda, which was distributed to Committee members in advance of the meeting (along with support materials). All three Committee members attended all of the meetings in 2006. From time to time, the Committee asked the CEO and the Chief Financial Officer, or CFO, to attend portions of the meetings.

The Committee took the following actions during 2006 and January 2007:

•	Approved grants of stock options to employees and executive officers;

•	Approved the Compensation Committee Report for inclusion in the 2006 Proxy Statement;

•	Approved the engagement of PwC as compensation consultant to the Committee;

•	Approved 2007 base salaries, quarterly incentive targets and performance objectives for 2007 and annual incentive payments for 2006 performance for the CEO and other executive officers;

•	Approved new change-in-control provisions for future option awards; and

•	Revised the compensation program for outside directors.

Also during 2006, the full Board granted our CEO and CFO, the authority to grant up to 125,000 stock options per annum to non-executive employees in accordance with a stock option grant policy and guidelines approved by the Board.

Objectives of the Vocus Executive Compensation Programs

We believe strongly in pay-for-performance and measurement of quantifiable results. While base salaries for the CEO and other executive officers should reflect the marketplace for similar positions, a significant portion of their compensation is earned based on our financial performance, the financial performance of each executive’s area of responsibility and our stock price performance. Quantifiable performance objectives are established in advance and approved by the Compensation Committee early in the year. We also provide significant incentives for exceeding these performance objectives. Our emphasis on measurable performance objectives emanates from our belief that sustained strong financial performance is an effective means of enhancing long-term stockholder return.

The Compensation Committee considers competitive benchmarking data in the establishment of base salaries, incentive targets, equity awards and total compensation levels. In 2006 the Committee relied on a benchmarking study conducted by PwC in 2005. The study compared Vocus’ executive compensation levels, mix of compensation elements and plan designs to 14 comparable public technology companies that primarily provide web-based software and services — aQuantive Inc., Blackboard Inc., Centra Software Inc., Concur Technologies Inc., Kana Software Inc., NetIQ Corporation, Raindance Communications Inc., Rightnow Technologies Inc., salesforce.com Inc., Stellent Inc., Ultimate Software Group Inc., Vitria Technology Inc., Websense Inc. and Websidestory Inc. The Committee concluded the following based on the results of the benchmarking study:

•	Base salaries were generally consistent with the competitive 50th percentile and none were above the competitive 75th percentile.

•	Annual incentive awards for most executive positions were higher than the group averages of the comparable companies, resulting in total cash compensation targets (annual base salary plus quarterly variable incentive bonuses) that were in the competitive 75th percentile. The Committee considered total cash targets in the 75th percentile to be appropriate.

•	Total cash compensation targets for the CEO and CFO were within the competitive 50th percentile, due to the Committee’s belief that CEO and CFO compensation levels should be tempered in 2006 since it was Vocus’ first full year as a public company. In January 2007, the Committee obtained an updated benchmarking study from PwC and increased the total cash compensation targets for the CEO and CFO to the 75th percentile as a result of the added maturity of the company and its performance.

•	Equity award levels were consistent with competitive ranges.

•	Employment agreements and change-in-control provisions were consistent with the typical practice among the market comparables.

Elements of Vocus’ Executive Compensation Program

Our executive compensation program consists of five basic elements — base salary; quarterly variable incentive bonuses; long-term incentive compensation that is currently delivered through stock options; employee benefits and executive perquisites and income protection features such as employment agreements and change-in-control provisions. The remainder of this section provides details on each of these elements of our executive compensation program.

Base Salary

The base salary for each of our executive officers is initially established through negotiation at the time of hire, based on such factors as the officer’s qualifications, experience, prior salary and competitive salary information. Any increases thereafter are determined by an assessment of the officer’s sustained performance as well as competitive salary information.

The Compensation Committee established, subject, in the case of the CEO, to approval by the full Board of Directors, 2006 base salaries for Vocus’ executive officers in December 2005, based on PwC’s benchmarking study and the Committee’s assessment of each officer’s sustained performance. In determining base salaries for executive officers other than the CEO, the Committee requested and received information from the CEO on the executive officer’s performance and contributions. In January 2007, the Committee approved raises between zero percent and 17% of base salary for our executive officers, with the higher amounts being given to equitably adjust certain executive’s base salaries closer to the market median. The Committee established the 2007 base salaries for Messrs. Rudman, Vintz, Lentz, Wagner and Weissberg at $350,000, $250,000, $200,000, $225,000 and $200,000, respectively. The 2007 base salary changes for our executive officers reflect the annual review based on performance, compensation of market comparables and promotional increases.

Quarterly Variable Incentive Bonuses

Quarterly variable incentive bonuses are paid in cash and are intended to reward executive officers for short-term performance. Early in 2006, the CEO proposed specific financial objectives and targets for each executive officer, which were then approved by the Compensation Committee. The objectives and targets were derived directly from our business plan for 2006, as approved by the Board of Directors, and were considered by the Board to be achievable but challenging. The objectives included the following:

•	Topline, which consists of total company sales plus revenue. Total company sales include amounts invoiced to customers under our subscription and related agreements;

•	Pro Forma Operating Income, which consists of income from operations less stock-based compensation under SFAS No. 123R and amortization of acquired intangible assets; and

•	Free Cash Flow, which consists of cash provided by operating activities less cash paid for purchases of property and equipment and capitalized software development costs.

The Committee also approved additional sales objectives for executives with those primary responsibilities.

The Committee has set a minimum threshold for each specific financial objective. At least 80% of each objective must be obtained in order to earn any payout under that objective. If the target is achieved for an objective, the executive will receive 100% of the eligible bonus for that specific objective. Generally, the bonus payout is adjusted by 10% for performance that results in a 5% variance to the target. For example, an executive officer would earn a 90% payout if 95% of the performance target were achieved, and would earn a 110% payout if 105% of the target were achieved. For performance that exceeds 120% of the target, the bonus payout may be increased at the discretion of the Committee. There is currently no provision for repaying quarterly variable incentive bonuses upon a financial restatement, should one occur.

Quarterly variable incentive bonuses that were earned during 2006 were calculated and paid shortly after the end of each quarter. Total amounts earned during 2006 (including the fourth-quarter variable incentive bonus that was paid in early 2007) are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Because of our strong financial performance during the year versus the pre-established targets, 2006 quarterly variable incentive bonuses for the CEO and most other executive officers exceeded target as follows:

		Salary as %	Incentive as
		of Cash	% of Cash	Total Cash	2006 Incentive as	2006 Total
Name	Position	Comp Target	Comp Target	Target	% of Target	Cash

Richard Rudman	CEO, President and Chairman	60%	40%	$500,000	110%	$520,250
Stephen Vintz	CFO, Treasurer and Secretary	67%	33%	$350,000	110%	$361,644
Robert Lentz	Chief Technology Officer	67%	33%	$300,000	110%	$310,125
William Wagner(1)	Chief Marketing Officer	61%	39%	$162,019	97%	$160,065
Norman Weissberg(2)	Vice President, North American Sales	49%	51%	$340,000	101%	$361,148
William Donnelly(3)	Senior Vice President, Corporate Development	54%	46%	$325,000	94%	$316,078

(1)	Mr. Wagner joined Vocus in July 2006; accordingly, his total cash target and 2006 total cash amounts are prorated.

(2)	As disclosed in the “Bonus” column of the Summary Compensation Table, Mr. Weissberg also received a $20,000 discretionary bonus for his contributions during 2006. This amount equals the additional quarterly variable incentive bonus that Mr. Weissberg would have earned if his approved 2007 annual salary of $200,000 had been effective on June 1, 2006, which is the date he assumed the responsibilities of Vice President of North American Sales.

(3)	Mr. Donnelly ceased being an executive officer of Vocus in July 2006, but continues to serve as an employee of Vocus. Prior to July 2006, Mr. Donnelly’s position was Vice President of Sales.

In January 2007, the Committee established the annual incentive targets for Messrs. Rudman, Vintz, Lentz, Wagner and Weissberg at $400,000, $200,000, $125,000, $125,000 and $200,000, respectively.

Long-Term Incentive Compensation

In 2006, our long-term incentive compensation consisted of stock option awards. We currently believe that options are the best vehicle for aligning the interests of executives and shareholders of a growth-oriented company, since option payoffs require stock price appreciation.

Grants of stock options during 2006 and January 2007 were awarded under our 2005 Stock Award Plan. Details on awards granted during 2006 to our CEO and other named executive officers may be found in the table entitled “Grants of Plan-Based Awards.” Details on all option awards exercised in 2006 by our CEO and other named executive officers may be found in the table entitled “Options Exercised and Stock Vested.” Details on all outstanding option awards of our CEO and other named executive officers as of the end of 2006 may be found in the table entitled “Outstanding Equity Awards at Fiscal Year End.”

Only two executive officers received option awards in 2006. On July 12, Mr. Weissberg received an award to purchase 50,000 shares of our common stock in connection with his promotion in June 2006 to Vice President of North American Sales. On July 20, Mr. Wagner received an award to purchase 200,000 shares of our common stock in connection with the beginning of his employment at Vocus.

In January 2007, the Compensation Committee granted option awards to the CEO and other named executive officers to purchase shares of our common stock. Mr. Rudman received an option award to purchase 215,000 shares, Mr. Vintz received an option award to purchase 156,000 shares, Mr. Lentz received an option award to purchase 53,000 shares and Mr. Weissberg received an option award to purchase 113,000 shares. In determining the number of options to award, the Committee considered several different factors including competitive practices among the peer group companies, targeted equity interest for each named executive officer (as a percentage of diluted shares outstanding), our strong performance in 2006 and individual performance during 2006.

Consistent with our governance standards, all option awards granted to our named executive officers in 2006 and in January 2007 were approved by the Compensation Committee and granted on the date of approval. The exercise price of each of the option awards in 2006 and January 2007 equaled our closing stock price on the date of grant. Each of these options vests over four years starting on the first anniversary of the grant, with an additional 25% of the award vesting each year on the anniversary of the grant. PwC’s 2005 benchmarking study confirmed that this vesting schedule was consistent with competitive practice for our peer group. Consistent with industry standards, upon vesting options remain exercisable until the ten-year anniversary of the grant, subject to shorter exercise periods following termination of employment.

Employee Benefits and Executive Perquisites

As disclosed in the “All Other Compensation” column of the Summary Compensation Table, we provide our CEO and other executive officers with a limited number of special benefits and perquisites. We pay for healthcare premiums for Messrs. Rudman, Vintz, Lentz and Weissberg. Mr. Rudman is also eligible for reimbursement of legal and other professional fees, up to a maximum of $25,000 per year. We believe that these benefits and perquisites are not unusual in our industry. In addition, the CEO and other executive officers participate in the same employee benefit plans as all other employees. The employee benefit programs, which are reviewed periodically by the Compensation Committee, include a 401(k) retirement program to which we make contributions and various health and welfare benefit programs. We believe that these programs are also generally consistent with technology industry practice for companies of our size and financial position.

Income Protection Programs

Consistent with peer-group practice (as determined in PwC’s 2005 research), we have entered into employment agreements with all of our executive officers. The purpose of these employment agreements is to enhance our executive recruiting and retention efforts by following industry practices, and to provide our executives with reasonable levels of income protection while being responsible in the potential use of shareholder assets. PwC’s 2005 research indicated that the severance-related benefits provided to our executive officers are at the lower end of the peer-group range of practices.

Pursuant to the terms of their existing employment agreements, all unvested option awards for Messrs. Rudman, Vintz, Lentz and Wagner would become immediately exercisable upon a change-in-control of Vocus. The existing employment agreements between us and Messrs. Weissberg and Donnelly provide for “double trigger” acceleration of a portion of their options, meaning that a specified portion would vest upon termination of the executive’s employment within 12 months of a change in control of Vocus. Pursuant to the terms of the applicable award agreement, all of the options granted to Mr. Weissberg in 2006 become immediately exercisable upon a change in control. PwC’s peer-group research indicated that vesting acceleration of equity awards is consistent with peer-group practices. On January 31, 2007, the Compensation Committee approved revisions to new stock option agreements and employment agreements, specifying that all options would vest immediately if an executive officer is terminated or resigns for good reason within twelve months of a change in control, or if the executive officer resigns for any reason during the seventh month after the month in which a change in control occurs. These revisions would apply to awards made after January 31, 2007 only, and are subject to each executive officer’s agreement to amend his employment agreement to modify the existing change-in-control provisions. The Committee took this action because it wanted our stock option program to be competitive relative to the peer group, while maintaining high standards of stockholder protection by requiring a “double trigger.” The Committee approved the “seventh-month” provision because it believes that it will enhance the value stockholders would receive in a change-in-control transaction by ensuring senior management’s continued employment with the acquiring or successor company during the post-transaction transition period.

Our employment agreements with each of the executive officers also include a 12-month window, beginning six months after a change-in-control, during which the applicable executive officer would be able to resign for any reason and receive severance payments. In addition, these employment agreements provide for a company-paid gross-up for any excise taxes that he might owe following the receipt of payments related to a change-in-control. We continue to believe that the gross-up policy serves stockholders’ interests because it encourages the CEO and other executive officers to support transactions that are in the best interests of stockholders.

Stock Ownership Guidelines

We do not currently have stock ownership guidelines for its CEO and other executive officers, although the Compensation Committee may consider doing so in the future. PwC’s 2005 research did not indicate that such programs are prevalent practice among our peer group. Also, the Committee recognizes that the CEO and other named executive officers hold a significant number of shares and/or stock options and thus are strongly aligned with shareholder interests.

Impact of Regulatory Requirements

The Compensation Committee considers regulatory requirements and their impact when making executive compensation decisions concerning the CEO and other executive officers. Regulatory requirements that influence the Committee’s decisions include:

•	Internal Revenue Code Section 162(m): Section 162(m) of the Internal Revenue Code disallows a tax deduction to public companies for compensation not deemed to be performance-based over $1,000,000 paid for any fiscal year to the CEO and other executive officers. We intend to attempt to qualify executive compensation for deductibility under applicable tax laws to the fullest extent practicable. We believe that both our quarterly variable incentive bonuses and our equity awards qualify for the performance-based exception. We also believe that we will not lose any compensation-related tax deductions for compensation decisions made in 2006. The Compensation Committee will not, however, necessarily seek to limit executive compensation to the amount deductible under Section 162(m).

•	Internal Revenue Code Section 409A: We believe that employees will not be subject to any tax penalties under 409A as a result of participating in any of our compensation programs or agreements.

•	SFAS No. 123R: We adopted SFAS No. 123R effective for the 2006 fiscal year. In determining option awards for 2006, the Committee generally considered the potential expense of those programs under SFAS No. 123R and the impact on Earnings per share. The Committee concluded that the award levels were in the best interests of stockholders given competitive compensation practices in the technology industry and among our peer companies, the awards’ potential expense, the company’s performance, and the impact of the awards on employee motivation and retention.

Conclusions

We believe that our executive compensation programs strongly support our philosophy of pay-for-performance. We further believe that compensation levels and programs for the CEO and other executive officers are consistent with competitive practices in our industry and thus advance our recruiting and retention objectives. We will continue to review our programs on a regular basis and expect to update them from time to time, based on changes in competitive practices, regulatory requirements and our needs.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Respectfully submitted by the Compensation Committee,

Kevin Burns, Chair
Michael Bronfein
Gary Golding
Ronald Kaiser

SUMMARY COMPENSATION TABLE

The following table sets forth 2006 compensation information for: (i) the Chief Executive Officer; (ii) the Chief Financial Officer; (iii) three other executive officers of Vocus, who, based on their total compensation, were the most highly compensated in 2006; and (iv) an individual who served as an executive officer until July 2006, and whose 2006 compensation qualifies the individual for addition to the table. We refer to these individuals collectively as the named executive officers.

					Non-equity
				Option	Incentive Plan	All Other
Name and Position	Year	Salary	Bonus	Awards(1)	Compensation	Compensation		Total

Richard Rudman,	2006	$300,000	$—	$799,734	$220,250	$22,264	(2)	$1,342,248
Chief Executive Officer, President and Chairman
Stephen Vintz,	2006	$235,000	$—	$75,565	$126,644	$15,019	(3)	$452,228
Chief Financial Officer, Treasurer and Secretary
Robert Lentz,	2006	$200,000	$—	$201,508	$110,125	$17,291	(4)	$528,924
Chief Technology Officer and Director
William Wagner,	2006	$99,519	$—	$168,863	$60,546	$26,000	(5)	$354,928
Chief Marketing Officer(8)
Norman Weissberg,	2006	$165,000	$20,000	$106,382	$176,148	$15,032	(6)	$482,562
Vice President, North American Sales
William Donnelly,	2006	$175,000	$—	$62,971	$141,078	$14,552	(7)	$393,601
Senior Vice President, Corporate Development(9)

(1)	Amounts reported represent the compensation cost recognized by Vocus for financial statement reporting purposes in accordance with SFAS No. 123R utilizing the assumptions discussed in Note 11 to our consolidated financial statements in our the Annual Report on Form 10-K for the year ended December 31, 2006, without giving effect to estimated forfeitures.

(2)	Amount reported includes $5,636 for the employee portion of health insurance premiums paid by Vocus on the individual’s behalf, $350 for life insurance premiums paid by Vocus on the individual’s behalf, $9,219 for legal fees paid by Vocus related to the individual’s estate planning, $229 for Vocus’ contributions to the individual’s accounts in Vocus’ 401(k) plan, $990 for personal travel paid for by Vocus and $5,840 for spousal attendance and other personal expenses paid by Vocus at company-related events.

(3)	Amount reported includes $5,738 for the employee portion of health insurance premiums paid by Vocus on the individual’s behalf, $3,631 for Vocus’ contributions to the individual’s accounts in Vocus’ 401k (k) plan and $5,650 for spousal attendance and other personal expenses paid by Vocus at company-related events.

(4)	Amount reported includes $5,636 for the employee portion of health insurance premiums paid by Vocus on the individual’s behalf, $350 for life insurance premiums paid by Vocus on the individual’s behalf, $3,226 for Vocus’ contributions to the individual’s accounts in Vocus’ 401k (k) plan, $2,429 for personal travel paid by Vocus and $5,650 for spousal attendance and other personal expenses paid by Vocus at company-related events.

(5)	Amount represents $25,000 for a relocation allowance paid by Vocus and $1,000 for personal expenses paid by Vocus at company-related events.

(6)	Amount reported includes $5,738 for the employee portion of health insurance premiums paid by Vocus on the individual’s behalf, $3,644 for Vocus’ contributions to the individual’s accounts in Vocus’ 401k (k) plan and $5,650 for spousal attendance and other personal expenses paid by Vocus at company-related events.

(7)	Amount reported includes $5,636 for the employee portion of health insurance premiums paid by Vocus on the individual’s behalf, $3,266 for Vocus’ contributions to the individual’s accounts in Vocus’ 401k (k) plan and $5,650 for spousal attendance and other personal expenses paid by Vocus at company-related events.

(8)	Mr. Wagner became an executive officer in July 2006 upon joining Vocus.

(9)	Mr. Donnelly ceased being an executive officer of Vocus in July 2006, but remained an employee of Vocus through December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth, for the fiscal year ended December 31, 2006, certain information regarding incentive plan awards and options granted to the Named Executive Officers.

					All Other
					Option
					Awards:		Exercise
					Number of		or Base
		Estimated Future Payouts Under			Securities		Price of	Grant Date Fair
		Non-Equity Incentive Plan Awards(3)			Underlying		Option	Value of Stock and
Name	Grant Date	Threshold	Target	Maximum	Options		Awards(4)	Option Awards(5)

Richard Rudman	N/A	$—	$200,000	$380,000	—		$—	$—
Stephen Vintz	N/A	$—	$115,000	$218,500	—		$—	$—
Robert Lentz	N/A	$—	$100,000	$190,000	—		$—	$—
William Wagner	N/A	$—	$62,500	$118,750	—		$—	$—
	7/20/2006	$—	$—	$—	200,000	(1)	$13.10	$1,494,182
Norman Weissberg	N/A	$—	$175,000	$332,500	—		$—	$—
	7/12/2006		$—	$—	50,000	(2)	$12.91	$368,485
William Donnelly	N/A	$—	$150,000	$285,000	—		$—	$—

(1)	The option award was granted under Vocus’ 2005 Stock Award Plan and was issued in connection with Mr. Wagner’s employment at Vocus. The option vests in four equal annual installments beginning on July 20, 2007.

(2)	The option award was granted under Vocus’ 2005 Stock Award Plan and was issued in connection with Mr. Weissberg’s promotion to Vice President of North American Sales. The option vests in four equal annual installments beginning on July 12, 2007.

(3)	Represents potential amounts payable under Vocus’ quarterly variable bonus program for 2006. Actual amounts paid based on 2006 performance are as set forth in the column titled “Non-equity Incentive Plan Compensation” in the Summary Compensation Table.

(4)	The exercise price of options granted in 2006 is equal to the closing price of Vocus’ stock on the applicable grant date, as reported on the NASDAQ Global Market.

(5)	The grant date fair value is computed in accordance with SFAS No. 123R utilizing the assumptions discussed in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, without giving effect to estimated forfeitures.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2006

The following table sets forth certain information concerning outstanding equity awards held by the Named Executive Officers at December 31, 2006:

	Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised		Option	Option
	Options	Options		Exercise	Expiration
Name	Exercisable	Unexercisable		Price	Date

Richard Rudman	158,750	476,250	(1)	$9.00	12/6/2015
Stephen Vintz	76,504	—		$2.46	1/8/2011
	5,000	15,000	(2)	$4.77	1/18/2015
	15,000	45,000	(1)	$9.00	12/6/2015
Robert Lentz	40,000	120,000	(1)	$9.00	12/6/2015
William Wagner	—	200,000	(3)	$13.10	7/20/2016
Norman Weissberg	1,063	—		$0.30	11/15/2009
	5,000	15,000	(2)	$4.77	1/18/2015
	12,500	37,500	(1)	$9.00	12/6/2015
	—	50,000	(4)	$12.91	7/12/2016
William Donnelly	—	43,750	(2)	$4.77	1/18/2015
	12,500	37,500	(1)	$9.00	12/6/2015

(1)	The option awards vest in four equal installments on December 6, 2006, 2007, 2008 and 2009.

(2)	The option awards vest in four equal installments on January 18, 2006, 2007, 2008 and 2009.

(3)	The option awards vest in four equal installments on July 20, 2007, 2008, 2009 and 2010.

(4)	The option awards vest in four equal installments on July 12, 2007, 2008, 2009 and 2010.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth for the fiscal year ended December 31, 2006 certain information regarding options exercised by the Named Executive Officers:

	Option Awards
	Number of Shares	Value Realized on
Name	acquired on Exercise	Exercise(1)

Richard Rudman	—	—
Stephen Vintz	48,067	$600,811
Robert Lentz	—	—
William Wagner	—	—
Norman Weissberg	108,937	$1,556,077
William Donnelly	47,917	$517,878

(1)	The value realized is calculated by subtracting the exercise price from the market value of a share of common stock on the NASDAQ Global Market on the date of exercise.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

In December 2005, we entered into employment agreements with Messrs. Rudman, Vintz, Lentz and Weissberg. In July 2006, we entered into an employment agreement with Mr. Wagner. Each employment agreement has an initial term of three years, and will automatically renew for successive additional one-year periods thereafter unless either party notifies the other that the term will not be extended.

Under these employment agreements, Mr. Rudman had an initial annual salary of $300,000, Mr. Vintz had an initial annual salary of $235,000, Mr. Lentz had an initial annual salary of $200,000, Mr. Wagner had an initial annual salary of $225,000 and Mr. Weissberg had an initial annual salary of $165,000. The initial annual salary received by each of Messrs. Rudman, Vintz, Lentz, Wagner and Weissberg is subject to annual review and potential increase by our Compensation Committee. In addition, each is eligible to receive a quarterly cash bonus, based upon the satisfaction of performance criteria established by our Compensation Committee. The quarterly minimum target bonus amounts for each, which would be paid if that quarter’s bonus plan targets are met, were initially $50,000 for Mr. Rudman, $28,750 for Mr. Vintz, $25,000 for Mr. Lentz, $31,250 for Mr. Wagner and $43,750 for Mr. Weissberg.

Each of these employment agreements provides for payments or other benefits upon the termination of the executive’s employment under specified circumstances and/or in the event of a change in control of Vocus, as described below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Under our employment agreements with Mr. Rudman, Mr. Vintz, Mr. Lentz and Mr. Wagner, if such executive’s employment is terminated by us without cause, or by the executive for good reason, the executive would be entitled to continue to receive his base salary and benefits for 12 months following the date of termination. During the severance period, any options, restricted stock or other equity awards received by these executives would also continue to vest in accordance with their original vesting schedules and would remain exercisable. The executive would also have the right to resign at any time during the one-year period beginning six months after a change of control of Vocus and receive the same severance benefits. If termination occurred following a change of control, we would also be obligated to make additional payments to these executives if they were to incur any excise taxes pursuant to Section 4999 of the Internal Revenue Code on account of the benefits and payments provided under the agreements. The additional payments would be in an amount such that, after taking into account all applicable federal, state and local taxes applicable to such additional payments, the terminated executive would be able to retain from such additional payments an amount equal to the excise taxes that are imposed without regard to these additional payments. In addition, any options, restricted stock or other equity awards received from us by these executives would become fully exercisable upon a change of control.

Under our employment agreements with Mr. Donnelly and Mr. Weissberg, if such executive’s employment is terminated by us without cause, or by the executive for good reason, the executive would be entitled to continue to receive his base salary and benefits for six months following the date of termination. During the severance period, any options, restricted stock or other equity awards received by these executives would also continue to vest in accordance with their original vesting schedules and would remain exercisable. The executive would also have the right to resign at any time during the one-year period beginning six months after the change of control and receive the same severance benefits. In addition, if the termination of employment were to occur within the 12-month period following a change of control, a portion of any options, restricted stock or other equity awards received by these executives from us, in an amount equal to the greater of 50% of the number of shares subject to the equity award, less any options exercised pursuant to an applicable equity award, or the amount that would otherwise vest over the next year following the termination of employment, would become fully exercisable.

The following tables describe the potential payments and benefits to which the Named Executive Officers would be entitled upon the happening of the following events: (i) termination of the executive’s employment by us without cause or by the executive for good reason, (ii) a change of control of Vocus (with no termination of employment), (iii) termination of the executive’s employment by us without cause or by the executive for good reason following a change of control of Vocus and (iv) voluntary termination of the executive’s employment by the executive during the one-year period beginning six months following a change of control. Calculations for this table are based on the following assumptions: (i) the triggering event took place on December 31, 2006 and (ii) the per share price of our common stock is $16.80, the closing price on December 29, 2006.

Termination of Employment Effective December 31, 2006 with No Change of Control

			Stock
	Severance	Benefits	Option	Gross Up	Total
	Cash	Cash	Cash	Payment	Cash
Name	Amount	Value	Amount	Amount	Payments

Richard Rudman	$300,000	$15,244	$1,238,250	$—	$1,553,494
Stephen Vintz	235,000	15,448	177,150	—	427,598
Robert Lentz	200,000	15,244	312,000	—	527,244
William Wagner	225,000	15,244	185,000	—	425,244
Norman Weissberg	82,500	7,607	60,150	—	150,257
William Donnelly	87,500	7,512	175,433	—	270,445

Total	$1,130,000	$76,299	$2,147,983	$—	$3,354,282

Change in Control with No Termination of Employment

			Stock
	Severance	Benefits	Option	Gross Up	Total
	Cash	Cash	Cash	Payment	Cash
Name	Amount	Value	Amount	Amount	Payments

Richard Rudman	$—	$—	$3,714,750	$476,732	$4,191,482
Stephen Vintz	—	—	531,450	—	531,450
Robert Lentz	—	—	936,000	—	936,000
William Wagner	—	—	740,000	—	740,000
Norman Weissberg	—	—	194,500	—	194,500
William Donnelly	—	—	—	—	—

Total	$—	$—	$6,116,700	$476,732	$6,593,432

Termination of Employment Following a Change of Control Effective December 31, 2006

			Stock
	Severance	Benefits	Option	Gross Up	Total
	Cash	Cash	Cash	Payment	Cash
Name	Amount	Value	Amount	Amount	Payments

Richard Rudman	$300,000	$15,244	$3,714,750	$644,048	$4,674,042
Stephen Vintz	235,000	15,448	531,450	—	781,898
Robert Lentz	200,000	15,244	936,000	—	1,151,244
William Wagner	225,000	15,244	740,000	—	980,244
Norman Weissberg	82,500	7,607	352,150	—	442,257
William Donnelly	87,500	7,512	272,933	—	367,945

Total	$1,130,000	$76,299	$6,547,283	$644,048	$8,397,630

Change in Control with a Termination of Employment Effective July 1, 2007

			Stock
	Severance	Benefits	Option	Gross Up	Total
	Cash	Cash	Cash	Payment	Cash
Name	Amount	Value	Amount	Amount	Payments

Richard Rudman	$350,000	$15,621	$3,714,750	$670,786	$4,751,157
Stephen Vintz	250,000	15,827	531,450	—	797,277
Robert Lentz	200,000	15,621	936,000	—	1,151,621
William Wagner	225,000	15,621	740,000	—	980,621
Norman Weissberg	100,000	7,799	352,150	—	459,949
William Donnelly	87,500	7,703	272,933	—	368,136

Total	$1,212,500	$78,192	$6,547,283	$670,786	$8,508,761

DIRECTOR COMPENSATION

In 2006, we paid each non-employee director an annual retainer of $12,000, and a fee per meeting attended of $1,000 for each board meeting of four hours or more attended in person, and $500 for each board meeting of less than four hours attended in person and each board meeting in which the director participated telephonically. We sometimes also pay a similar fee for attending committee meetings, depending on factors such as the length and significance of the meetings. In 2006, the chairperson of the Audit Committee received an additional annual retainer of $10,000, and the chairperson of each other standing committee receives an additional annual retainer of $3,000. In 2007, non-employee directors will receive an annual retainer of $15,000, the chairperson of the Audit Committee will receive an additional retainer of $12,000, the Chairperson of any other standing committee will receive an additional retainer of $4,000, and additional meeting fees will be paid for attending Board and committee meetings.

All retainers and meeting fees are paid in stock or cash, at each director’s election. In addition, in December 2005 each non-employee director received an equity award with an estimated value of approximately $67,000 on the grant date for 2006. These equity grants vest over a three-year period beginning on the date of grant, at a rate of 33 1/3% each year. Beginning in 2007, each non-employee director will receive an annual option grant, or an equivalent equity award, with the amount and vesting of these awards to be determined by the Compensation Committee each year.

We reimburse our directors for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors. Employees who also serve as directors receive no additional compensation for their services as a director.

The following table details the compensation earned by our non-employee directors in 2006:

	Fees Earned
	or Paid	Stock	Option
Name	in Cash	Awards(1)	Awards(2)	Total

Michael Bronfein	$11,000	$12,000	$32,981	$55,981
Kevin Burns	$5,500	$15,003	$32,979	$53,482
Gary Golding	$12,000	$12,000	$32,979	$56,979
Ronald Kaiser	$17,500	$16,510	—	$34,010
Richard Moore	$18,000	—	$16,489	$34,489

(1)	On April 5, 2006, each of Messrs. Bronfein, Burns, Golding and Kaiser was granted shares of our common stock.

(2)	Amounts reported represent the compensation cost recognized by Vocus for financial statement reporting purposes in accordance with SFAS No. 123R utilizing the assumptions discussed in Note 11 to our consolidated financial statements in our the Annual Report on Form 10-K for the year ended December 31, 2006, without giving effect to estimated forfeitures.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006 the Compensation Committee of the Board of Directors consisted of Messrs. Bronfein, Burns and Golding. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee.

During 2006, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which Vocus equity securities are authorized for issuance.

	Number of Securities		Weighted Average
	to be Issued Upon		Exercise Price of	Number of
	Exercise of Outstanding		Outstanding	Securities
	Options, Warrants		Options, Warrants	Remaining Available
Plan Category	and Rights		and Rights	for Future Issuance

Equity compensation plans approved by security holders	2,205,351	(1)	$8.26	983,012	(2)
Equity compensation plans not approved by security holders	—		—	—

(1)	Amount includes 603,560 shares issuable upon the exercise of the outstanding stock options granted under the 1999 Stock Option Plan and 1,601,791 shares issuable upon the exercise of the outstanding stock options granted under the 2005 Stock Award Plan.

(2)	All shares available for future issuance are restricted to the 2005 Stock Award Plan. In January 2007, we increased the shares reserved for future issuance under the 2005 Stock Award Plan by 799,387.

SECURITIES OWNERSHIP

The following table sets forth certain information regarding the beneficial ownership of our common stock on March 15, 2007, by (1) each of our directors and named executive officers, (2) all of our directors and executive officers as a group, and (3) each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after March 15, 2007, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Shares Beneficially	Percent of Common
Name of Beneficial Owner	Owned	Stock Outstanding

Executive Officers and Directors
Richard Rudman(1)	1,560,393	9.6%
Stephen Vintz(2)	122,504	*
Robert Lentz(3)	1,223,243	7.6%
William Wagner	—	*
Norman Weissberg(4)	73,563	*
William Donnelly(5)	27,083	*
Michael Bronfein(6)(14)	714,417	4.5%
Kevin Burns(7)(13)	1,641,958	10.1%
Gary Golding(8)(12)	864,124	5.4%
Ronald Kaiser(9)	32,530	*
Richard Moore(10)	47,867	*
All directors and officers as a group (11 persons)	6,307,682	37.9%
5% Stockholders
Arbor Capital Management, LLC(11)	1,419,200	8.9%
Edison Venture Fund IV, L.P.(12)	853,636	5.3%
Lazard Alternative Investments LLC, as nominee for Lazard Technology Partners II LP(13)	1,630,050	10.0%

*	Less than 1% of the outstanding shares of common stock

(1)	Includes 158,750 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(2)	Includes 101,504 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(3)	Includes 40,000 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(4)	Includes 23,563 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(5)	Includes 27,083 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(6)	Includes 9,333 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(7)	Includes 2,666 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(8)	Includes 9,333 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(9)	Includes 29,333 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(10)	Includes 6,667 shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007.

(11)	Based on information contained in a Schedule 13G filed by Arbor Capital Management, LLC and Rick D. Leggott on February 2, 2007, Arbor Capital Management, LLC and Mr. Leggott have sole power to vote or to direct the vote of 1,419,200 of the shares of our common stock and sole power to dispose or direct the disposition of 1,419,200 of the share of our common stock. Pursuant to the Schedule 13G, Mr. Leggott is the Chief Executive Officer of Arbor Capital Management, LLC, beneficially owns a controlling percentage of its outstanding voting securities, and may be deemed to have voting and/or investment power with respect to these shares. The beneficial owner’s address is One Financial Plaza, 120 South Sixth Street, Suite 1000, Minneapolis, Minnesota 55402.

(12)	Consists of 853,636 shares held by Edison Venture Fund IV, L.P. Mr. Golding, one of our directors, is a partner of Edison Partners IV, L.P., the general partner of Edison Venture Fund IV, L.P. Mr. Golding disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Golding shares voting and dispositive authority over the shares held by Edison Venture Fund IV, L.P. with John Martinson, Joe Allegra and Ross Martinson, each a partner of Edison Partners IV, L.P. The principal address of Edison Venture Fund IV, L.P. is 1009 Lenox Drive #4, Lawrenceville, NJ 08648.

(13)	Consists of 1,404,530 shares and 225,520 shares issuable upon the exercise of warrants that may be exercised at any time held by Lazard Technology Partners II LP. Lazard Alternative Investments LLC is the nominee for Lazard Technology Partners II LP. Mr. Burns, one of our directors, is a managing principal of LTP II GenPar LLC, the general partner of LTP II LP, which is the general partner of Lazard Technology Partners II LP and Lazard Alternative Investments LLC, nominee for Lazard Technology Partners II LP. Mr. Burns disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Burns shares voting and dispositive authority over the shares held by Lazard Technology Partners II LP with Russell E. Planitzer, a managing principal of LTP II GenPar LLC, and Manu S. Rana, a principal of LTP II GenPar LLC. The principal address of Lazard Technology Partners II LP is 5335 Wisconsin Avenue, N.W., Suite 410, Washington, DC 20015.

(14)	Consists of 703,036 shares held by Sterling Venture Partners, LP. Mr. Bronfein, one of our directors, is a managing member of Sterling Venture Partners, LLC, the general partner of Sterling Venture Partners, LP. Mr. Bronfein disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Bronfein shares voting and dispositive authority over the shares held by Sterling Venture Partners, LP with Eric Becker, a managing member of Sterling Venture Partners, LLC, and Daniel Rosenberg, a member of Sterling Venture Partners, LLC. The principal address of Sterling Venture Partners, LP is 6225 Smith Avenue, Suite 210, Baltimore, MD 21209.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than the transactions described under Item 11 “Executive Compensation” (or with respect to which information is omitted in accordance with SEC regulations) and the transactions described below, since January 1, 2006 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Registration Rights Agreement

We are party to a third amended and restated registration rights agreement with the holders of 2,961,202 shares of our common stock. The holders of these shares have the right to require us to register these shares under the Securities Act of 1933 under specific circumstances.

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors. Those indemnification agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law. In addition, we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

Procedures for Approval of Related Person Transactions

Our policy for the review and approval of transactions between us and related persons is set forth in the charter of our Audit Committee. Pursuant to the charter of our Audit Committee, it is the responsibility of our Audit Committee, unless specifically delegated by our Board of Directors to another committee of the Board of Directors, to review and approve all transactions or arrangements to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Additionally, it is the responsibility of our Audit Committee, unless specifically delegated by our Board of Directors to another committee of the Board of Directors, to review and make recommendations to the Board of Directors, or approve, any contracts or other transactions with current or former executive officers of Vocus, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by us.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Burns, Bronfein, Golding, Kaiser and Moore are independent directors, as “independence” is defined in the Nasdaq Marketplace Rules, because they have no relationship with us that would interfere with their exercise of independent judgment. In making such determination with respect to Messrs. Golding and Bronfein, the Board considered that the respective venture funds with which these directors are affiliated are parties to subscription agreements with Vocus pursuant to which they use our on-demand software.

Item 14.	Principal Accountant Fees and Services

The firm of Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements for the fiscal year ended December 31, 2006. The aggregate fees billed to us by Ernst & Young LLP for the fiscal years ended December 31, 2005 and 2006 are as follows:

	2005	2006

Audit Fees(1)	$878,600	$683,900
Audit-Related Fees(2)	$1,745	$2,475
Tax Fees(3)	$76,000	$96,020

Total	$956,345	$782,395

(1)	Audit Fees consist of fees incurred for the audits of our annual consolidated financial statements and internal control over financial reporting, reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year and other SEC filings.

(2)	Audit-Related Fees consist of fees incurred for accounting research services.

(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services.

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent registered public accounting firm.

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Ernst & Young LLP described above under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were approved by our Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer, President and Chairman

Date: March 26, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Richard Rudman Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 26, 2007

/s/ Stephen Vintz Stephen Vintz	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 26, 2007

* Robert Lentz	Chief Technology Officer and Director	March 26, 2007

* Michael Bronfein	Director	March 26, 2007

* Kevin Burns	Director	March 26, 2007

* Gary Golding	Director	March 26, 2007

* Ronald Kaiser	Director	March 26, 2007

* Richard Moore	Director	March 26, 2007

Index to Exhibits

Exhibit
Numbers	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.