Form 10-Q
period 2007-03-31
Vocus, Inc.
filed 2007-05-09
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007
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
Yes ☐     No ☑

As of May 4, 2007, 17,327,249 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2006	2007
		(Unaudited)
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,506	$28,774
Short-term investments	3,357	4,155
Accounts receivable, net of allowance for doubtful accounts of $280 and $273 at December 31, 2006 and March 31, 2007, respectively	10,139	7,341
Prepaid royalty fees	415	506
Other current assets	731	1,181

Total current assets	41,148	41,957
Property, equipment and software, net	4,359	4,722
Intangible assets:
Customer relationships, net	4,115	3,728
Trade name, net	3,717	3,576
Agreements not-to-compete, net	3,587	3,392
Purchased technology, net	191	161

Intangible assets, net	11,610	10,857
Goodwill	17,112	17,112
Other assets	541	718

Total assets	$74,770	$75,366

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,459	$1,010
Accrued compensation	2,054	1,552
Accrued expenses	2,587	2,515
Current portion of notes payable and capital lease obligations	427	383
Current portion of deferred revenue	26,100	26,604

Total current liabilities	32,627	32,064
Notes payable and capital lease obligations, net of current portion	335	251
Deferred income taxes	185	185
Other liabilities	85	85
Deferred revenue, net of current portion	531	315

Total liabilities	33,763	32,900
Redeemable common stock, $0.01 par value, 5,000 shares issued and outstanding at December 31, 2006 and March 31, 2007	33	34
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and March 31, 2007	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,993,515 and 17,042,109 shares issued at December 31, 2006 and March 31, 2007, respectively; 15,982,738 and 16,031,332 shares outstanding at December 31, 2006 and March 31, 2007, respectively	170	170
Additional paid-in capital	80,526	81,984
Treasury stock, 1,010,777 shares at cost	(3,283)	(3,283)
Accumulated other comprehensive loss	(48)	(50)
Accumulated deficit	(36,391)	(36,389)

Total stockholders’ equity	40,974	42,432

Total liabilities, redeemable stock and stockholders’ equity	$74,770	$75,366

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months Ended March 31,
	2006	2007
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$8,262	$12,597
Cost of revenues, including amortization expense of $89 and $30 for the three months ended March 31, 2006 and 2007, respectively	1,962	2,480

Gross profit	6,300	10,117
Operating expenses:
Sales and marketing	4,005	5,611
Research and development	739	745
General and administrative	1,927	3,408
Amortization of intangible assets	261	723

Total operating expenses	6,932	10,487
Loss from operations	(632)	(370)
Other income (expense):
Interest and other income	503	387
Interest expense	(21)	(15)

Total other income	482	372

Income (loss) before provision for income taxes	(150)	2
Provision for income taxes	32	—

Net income (loss)	$(182)	$2

Net income (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Weighted average shares outstanding used in computing per share amounts:
Basic	14,965,271	16,016,478
Diluted	14,965,271	16,598,471

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2007
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(182)	$2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	275	337
Amortization of intangible assets	350	753
Gain on disposal of assets	—	(16)
Gain on short-term investments	—	(3)
Stock-based compensation	378	1,250
Provision for doubtful accounts	8	48
Changes in operating assets and liabilities:
Accounts receivable	1,263	2,752
Prepaid royalty fees	2	(91)
Other current assets	(183)	(451)
Other assets	(17)	(24)
Accounts payable	50	(499)
Accrued compensation	(324)	(482)
Accrued expenses	(95)	(93)
Deferred revenue	643	285
Other liabilities	5	—

Net cash provided by operating activities	2,173	3,768
Cash flows from investing activities:
Purchases of short-term investments	(2,000)	(1,924)
Maturities of short-term investments	—	1,131
Software development costs	(10)	(247)
Purchases of property and equipment	(122)	(453)
Proceeds from disposal of assets	—	16

Net cash used in investing activities	(2,132)	(1,477)
Cash flows from financing activities:
Public offering costs	—	(103)
Proceeds from exercise of stock options	161	209
Payments on notes payable and capital lease obligations	(123)	(128)

Net cash provided by (used in) financing activities	38	(22)
Effect of exchange rate changes on cash and cash equivalents	3	(1)

Net increase in cash and cash equivalents	82	2,268
Cash and cash equivalents, beginning of period	40,027	26,506

Cash and cash equivalents, end of period	$40,109	$28,774

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 2, 2007.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the three months ended March 31, 2007.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Goodwill

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in accordance with SFAS No. 142. The Company tests for impairment annually on November 1, or whenever events or changes in circumstances indicate that an impairment has occurred. The Company conducted the annual impairment test as of November 1, 2006 with no resulting impairment. There were no events or circumstances from that date through March 31, 2007 indicating that an interim assessment was necessary.

Revenue Recognition

The Company derives its revenues principally from subscription arrangements and related services permitting customers to access and utilize the Company’s on-demand software and from the online distribution of press releases. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable.

Subscription agreements generally contain multiple service elements and deliverables. These elements include access to the Company’s on-demand software and often specify initial services including implementation and training. Subscription agreements do not provide customers the right to take possession of the software at any time.

The Company considers all elements in its multiple element subscription arrangements as a single unit of accounting and recognizes all associated fees over the subscription period. In applying the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), the Company determined that it does not have objective and reliable evidence of the fair value of the subscription fees after delivery of specified initial services. The Company therefore accounts for its subscription arrangements and its related service fees as a single unit of accounting. As a result, all revenue from multiple element subscription arrangements is recognized ratably over the term of the subscription. The subscription term commences on the start date specified in the subscription arrangement or the date access to the software is provided to the customer.

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

Through its acquisition of PRWeb International, Inc. (PRWeb) in August 2006, the Company distributes press releases over the Internet that are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. The Company recognizes revenue on a per-transaction basis when the press releases are made available to the public.

Sales Commissions

Sales commissions, including commissions related to deferred revenue, are expensed when a subscription agreement is executed by the customer.

Income Taxes

Income taxes are determined utilizing the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax-credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by the valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following summarizes the calculation of basic and diluted net income (loss) per share (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2007

Net income (loss)	$(182)	$2
Weighted average shares outstanding, basic	14,965,271	16,016,478
Dilutive effect of:
Options to purchase common stock	—	411,752
Warrants to purchase common stock	—	170,241

Weighted average shares outstanding, diluted	14,965,271	16,598,471

Net income (loss) per share:
Basic	$(0.01)	$0.00

Diluted	$(0.01)	$0.00

For the three months ended March 31, 2006, if the Company’s outstanding common stock equivalents were exercised for common stock, the result would have been anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share were identical. The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	Three Months Ended
	March 31,
	2006	2007

Options to purchase common stock	2,306,109	3,586,615
Warrants to purchase common stock	361,446	225,520

Total options and warrants convertible into common stock	2,667,555	3,812,135

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to elect to measure certain eligible financial instruments at fair value at specified election dates. The standard requires that the unrealized gains and losses for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN No. 48 on January 1, 2007 did not have an effect on its financial position or results of operations. See Note 4 to the consolidated financial statements for further discussion of the Company’s adoption of FIN No. 48.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation) (EITF 06-3). The EITF reached a consensus that a company may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. The guidance is effective for periods beginning after December 31, 2006. The Company presents sales tax on a net basis in its consolidated financial statements.

3.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for option awards determined pursuant to Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), that is recorded in the consolidated statement of operations for the three months ended March 31, 2006 and 2007, respectively (in thousands):

	Three Months Ended
	March 31,
	2006	2007

Cost of revenues	$19	$115
Sales and marketing	71	326
Research and development	53	110
General and administration	232	587

Total	$375	$1,138

The effect of adopting SFAS No. 123R was an increase to net loss of $295,000, or $0.02 per basic and diluted share for the three months ended March 31, 2006 and a decrease to net income of $938,000, or $0.06 per basic and diluted share for the three months ended March 31, 2007.

In accordance with SFAS No. 123R, the Company uses the Black-Scholes option pricing model to measure the fair value of its option awards granted after June 15, 2005. The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three months ended March 31, 2006 and 2007:

	Three Months Ended
	March 31,
	2006	2007

Stock price volatility	55%	51%
Expected term (years)	6.3	6.2
Risk-free interest rate	4.6%	4.8%
Dividend yield	0%	0%

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company recently became a public entity, and therefore has a limited history of volatility. Accordingly, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and accordingly, uses an expected dividend yield of zero.

Stock option activity for the three months ended March 31, 2007 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	March 31,
	Options	Share	Term	2007
				(In thousands)

Balance outstanding at December 31, 2006	2,205,351	$8.26
Granted	1,433,250	18.73
Exercised	(44,069)	4.73
Forfeited or cancelled	(7,917)	9.07

Balance outstanding at March 31, 2007	3,586,615	$12.49	8.8	$27,468

Expected to vest at March 31, 2007	3,347,954	$12.37	8.8	$25,990

Exercisable at March 31, 2007	663,740	$5.94	7.0	$9,419

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and 2007 was $7.16 and $10.41, respectively.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at March 31, 2007 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2007. During the three months ended March 31, 2006 and 2007, the aggregate intrinsic value of options exercised was $2,252,000 and $639,000, respectively. The Company did not realize a material tax benefit from these exercises as the Company has incurred cumulative losses for income tax purposes.

As of March 31, 2007, there was $19.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards. This cost is expected to be recognized over a weighted-average period of 3.3 years. The fair value of these options that vested during the three months ended March 31, 2006 and 2007 was $29,000 and $109,000, respectively.

4.	Income Taxes

In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN No. 48 on January 1, 2007 did not result in the recording of any previously unrecognized tax positions and did not have an effect on its financial position or results of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state tax and foreign tax examinations for years ranging

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

from 2001 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no related interest or penalties recognized during the three months ended March 31, 2007.

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

6.	Subsequent Event

Public Offering of Common Stock

In April 2007, the Company completed the public offering of 1.2 million shares of common stock, resulting in net proceeds to the Company of approximately $22.0 million. The Company intends to use the proceeds to fund possible investments in, or acquisitions of complementary businesses, solutions or technologies. However, the Company currently has no plans to do so.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006.

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements reflect our plans, expectations and beliefs, and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Item 1A of Part II.

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

We sell access to our on-demand software primarily through our direct sales channel, and to a lesser extent through third-party distributors. As of March 31, 2007, we had 1,832 active customers of all sizes across a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

On August 4, 2006, we acquired PRWeb International, Inc., an online distributor of press releases. Through our acquisition of PRWeb, we help customers achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer an on-demand solution which allows our customers to widely distribute press releases containing important elements of new media such as images, podcasts and video messages to drive Internet traffic to websites and increase brand awareness.

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

Historically, we have increased revenues from our existing active customers by selling more add-on modules of our on-demand software suite, adding more users and/or increasing the prices charged for our subscriptions. Since 2003, the increase in revenues from existing active customers has typically ranged up to 10% per annum.

Through our acquisition of PRWeb, we derive revenue on a per-transaction basis from the online distribution of press releases. We generally receive payment in advance of the distribution of the press release.

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure, amortization of content and purchased technology, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer supplies, depreciation for computer equipment and office supplies based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their PR efforts. We expect to continue to make investments in both our own content as well as content acquired from third parties and to continue to enhance our proprietary information database and news on-demand service. We expect that in 2007, cost of revenues will increase in absolute dollars but will remain relatively consistent or decrease slightly as a percentage of revenues, as we incur expenses to expand our content offerings and our capacity to support new customers.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 44% of our revenues for the three months ended March 31, 2007. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. Accordingly, we generally experience a delay between the recognition of revenues and the corresponding increase in sales and marketing expenses.

As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2007, sales and marketing expenses will increase in absolute dollars but will decrease slightly as a percentage of revenues.

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

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2007, general and administrative expenses will increase in absolute dollars but will remain relatively consistent or increase slightly as a percentage of revenues.

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

We believe that of our significant accounting policies, which are described in Note 2 to the accompanying consolidated financial statements and in our annual report on Form 10-K for the year ended December 31, 2006, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Stock-Based Compensation.  In accordance with SFAS No. 123R, we use the Black-Scholes option pricing model to measure the fair value of our option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. We became a public entity in December 2005, and therefore have a limited trading history. Accordingly, our expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend in the foreseeable future and accordingly, use an expected dividend yield of zero.

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

We recognized stock-based compensation pursuant to SFAS No. 123R in the amount of $1,138,000 in the three months ended March 31, 2007. As of March 31, 2007, we had $19.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

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

Goodwill.  We test our goodwill for impairment annually on November 1, or whenever events or changes in circumstances indicate that an impairment has occurred. Impairment may result from, among other things, deterioration in the performance of an acquired business, adverse market conditions and a variety of other circumstances. We conducted the annual impairment test on November 1, 2006 with no resulting impairment. There were no events or circumstances from that date through March 31, 2007 indicating that an interim assessment was necessary.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months
	Ended March 31,
	2006	2007

Revenues	100%	100%
Cost of revenues	24	20

Gross profit	76	80
Operating expenses:
Sales and marketing	49	44
Research and development	9	6
General and administrative	23	27
Amortization of intangible assets	3	6

Total operating expenses	84	83
Loss from operations	(8)	(3)
Other income, net	6	3

Income (loss) before provision for income taxes	(2)	—
Provision for income taxes	—	—

Net income (loss)	(2)%	—%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active customers as of the last day of each of the periods indicated.

	Three Months
	Ended
	March 31,
	2006	2007

Total deferred revenue (in thousands at end of period)	$21,346	$26,919
Net cash provided by operating activities (in thousands)	$2,173	$3,768
Active customers	1,447	1,832

Three Months Ended March 31, 2007 and 2006

Revenues.  Revenues for the three months ended March 31, 2007 were $12.6 million, an increase of $4.3 million, or 52%, over revenues of $8.3 million for the comparable period in 2006. The increase in revenues was due to the increase in the number of total active subscription customers to 1,832 as of March 31, 2007 from 1,447 as of March 31, 2006, an increase in average revenue per active customer and the effect of the PRWeb acquisition, which closed in August 2006. The increase in active customers was the result of adding sales personnel focused on acquiring new customers and renewing existing customers. The increase in average revenue per active customer is attributed to selling more add-on modules of our software suite, adding more users and increasing the prices charged for subscriptions from our renewal customers. We estimate the growth in average revenue per active customer was $177,000 of the total increase in revenues over the comparable period. Total deferred revenue as of March 31, 2007 was $26.9 million, representing an increase of $5.6 million, or 26%, over total deferred revenue of $21.3 million as of March 31, 2006.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2007 was $2.5 million, an increase of $518,000, or 26%, over cost of revenues of $2.0 million for the comparable period in 2006. The increase in cost of revenues was primarily due to an increase of $209,000 in employee related costs including PRWeb personnel, $127,000 in service distribution costs, $55,000 in hosting infrastructure costs and $96,000 in stock-based compensation primarily resulting from stock options granted in the three months ended March 31, 2007. We had 99 full-time employee equivalents in our professional and other support services groups at March 31, 2007 compared to 75 full-time employee equivalents at March 31, 2006.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended March 31, 2007 were $5.6 million, an increase of $1.6 million, or 40%, over sales and marketing expenses of $4.0 million for the comparable period in 2006. The increase was primarily due to an increase of $694,000 in employee related costs from additional personnel, $196,000 in sales commissions, $193,000 in marketing program costs and $255,000 in stock-based compensation primarily resulting from stock options granted in the three months ended March 31, 2007. Our sales and marketing headcount increased by 34% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 134 full-time sales and marketing employee equivalents at March 31, 2007 compared to 100 full-time employee equivalents at March 31, 2006.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2007 were $745,000, an increase of $6,000, or 1%, over research and development expenses of $739,000 for the comparable period in 2006. The increase in research and development expenses was primarily due to an increase of $162,000 in employee related costs including PRWeb personnel and an increase of $57,000 in stock-based compensation primarily resulting from stock options granted in the three months ended March 31, 2007 offset by an increase in capitalized internally developed software costs. For the three months ended March 31, 2007, we capitalized $247,000 of employee related costs for internally developed software used in our subscription services. We had 31 full-time research and development employee equivalents at March 31, 2007 compared to 23 full-time employee equivalents at March 31, 2006.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2007 were $3.4 million, an increase of $1.5 million, or 77%, over general and administrative expenses of $1.9 million for the comparable period in 2006. The increase in general and administrative expenses was primarily due to an increase of $489,000 in employee related costs, $179,000 in business related taxes, $158,000 in rents and facility costs relating to expansion of our offices and our acquisition of PRWeb and $383,000 in stock-based compensation primarily resulting from stock options granted in the three months ended March 31, 2007. Our general and administrative headcount increased by 57% as we hired additional personnel to support our growth. We had 33 full-time employee equivalents in our general and administrative group at March 31, 2007 compared to 21 full-time employee equivalents at March 31, 2006.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended March 31, 2007 was $723,000, an increase of $462,000, or 177%, over amortization of intangible assets of $261,000 for the comparable period in 2006. The increase in amortization expense is attributable to the intangible assets acquired in the purchase of PRWeb.

Other Income (Expense).  Other income for the three months ended March 31, 2007 was $372,000, a decrease of $110,000, or 23%, compared to $482,000 for the comparable period in 2006. We acquired PRWeb in August 2006 with $20.9 million in cash. The lower resulting average balances of cash and short-term investments in the three months ended March 31, 2007 resulted in decreased interest income.

Provision for Income Taxes.  No provision for income taxes was recorded in the three months ended March 31, 2007 as such amount was not material. The provision for income taxes for the three months ended March 31, 2006 was $32,000. The provision recorded for the three months ended March 31, 2006 reflected the Company’s estimated annual effective tax rate for 2006.

Liquidity and Capital Resources

At March 31, 2007, our principal sources of liquidity were cash and cash equivalents totaling $28.8 million, short-term investments totaling $4.2 million and net accounts receivable of $7.3 million.

Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2007 and $2.2 million for the comparable period in 2006. The increase of $1.6 million was primarily attributable to increases in non-cash charges of $872,000 and $403,000 for stock-based compensation and amortization of acquired intangible assets, respectively. Our accounts receivable balance as of March 31, 2007 decreased by $2.8 million from December 31, 2006 compared to a decrease of $1.3 million for the same period last year. The net change in accounts receivable reflects collections of amounts invoiced to our customers in the fourth quarter. The increase from the change in accounts receivable is offset by an increase in payments of $1.5 million for accounts payable, accrued compensation, accrued expenses and other current assets.

Net cash used in investing activities was $1.5 million during the three months ended March 31, 2007 and $2.1 million for the comparable period in 2006. Net cash used in investing activities during the three months ended March 31, 2007 primarily was for the net purchase of short-term investments, purchase of fixed assets for our network infrastructure and for capitalized software development costs.

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our current cash, cash equivalents and short-term investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2006. Our exposures to market risk have not changed materially since December 31, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

As of April 15, 2007, our executive officers, directors and affiliated entities together beneficially owned approximately 23% of our outstanding common stock. These stockholders, acting together, have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In August 2006, we used approximately $20.9 million of the offering proceeds for the acquisition of PRWeb International, Inc. We have invested the remainder of the proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities and money market funds. We anticipate that we will use the remaining proceeds to fund working capital and general corporate purposes, which may include the expansion of our content and service offerings and potential acquisitions of complementary businesses, products and technologies. We cannot specify with certainty all of the particular uses for the proceeds. The amounts we actually spend for these purposes may vary significantly and will depend on a number of factors. Accordingly, our management will retain broad discretion in the allocation of the proceeds.

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
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: May 9, 2007

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