Form 10-Q
period 2007-06-30
Vocus, Inc.
filed 2007-08-08
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2007
Commission File Number 000-51644

Vocus, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1806705
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of August 1, 2007, 17,559,200 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2006	2007
		(Unaudited)
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,506	$55,850
Short-term investments	3,357	1,653
Accounts receivable, net of allowance for doubtful accounts of $280 and $262 at December 31, 2006 and June 30, 2007, respectively	10,139	8,696
Prepaid expenses and other current assets	1,146	1,720

Total current assets	41,148	67,919
Property, equipment and software, net	4,359	4,548
Intangible assets:
Customer relationships, net	4,115	3,342
Trade name, net	3,717	3,435
Agreements not-to-compete, net	3,587	3,196
Purchased technology, net	191	131

Intangible assets, net	11,610	10,104
Goodwill	17,112	17,112
Other assets	541	596

Total assets	$74,770	$100,279

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,459	$978
Accrued compensation	2,054	2,276
Accrued expenses	2,587	2,092
Current portion of notes payable and capital lease obligations	427	340
Current portion of deferred revenue	26,100	27,923

Total current liabilities	32,627	33,609
Notes payable and capital lease obligations, net of current portion	335	181
Deferred income taxes	185	185
Other liabilities	85	95
Deferred revenue, net of current portion	531	305

Total liabilities	33,763	34,375
Redeemable common stock, $0.01 par value, 5,000 shares issued and outstanding at December 31, 2006 and June 30, 2007	33	34
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and June 30, 2007	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,993,515 and 18,532,027 shares issued at December 31, 2006 and June 30, 2007, respectively; 15,982,738 and 17,521,250 shares outstanding at December 31, 2006 and June 30, 2007, respectively	170	185
Additional paid-in capital	80,526	105,448
Treasury stock, 1,010,777 shares at cost	(3,283)	(3,283)
Accumulated other comprehensive loss	(48)	(88)
Accumulated deficit	(36,391)	(36,392)

Total stockholders’ equity	40,974	65,870

Total liabilities, redeemable stock and stockholders’ equity	$74,770	$100,279

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$9,189	$14,080	$17,451	$26,677
Cost of revenues, including amortization expense of $88 and $30 for the three months ended June 30, 2006 and 2007, respectively and $177 and $60 for the six months ended June 30, 2006 and 2007, respectively	1,950	2,805	3,912	5,285

Gross profit	7,239	11,275	13,539	21,392
Operating expenses:
Sales and marketing	4,489	6,616	8,494	12,227
Research and development	686	976	1,425	1,721
General and administrative	2,426	3,666	4,353	7,074
Amortization of intangible assets	190	723	451	1,446

Total operating expenses	7,791	11,981	14,723	22,468
Loss from operations	(552)	(706)	(1,184)	(1,076)
Other income (expense):
Interest and other income	505	717	1,008	1,104
Interest expense	(20)	(14)	(41)	(29)

Total other income	485	703	967	1,075
Loss before benefit from income taxes	(67)	(3)	(217)	(1)
Benefit from income taxes	65	—	33	—

Net loss	$(2)	$(3)	$(184)	$(1)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	15,083,982	17,364,691	15,024,954	16,694,309

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2007
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(184)	$(1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	555	710
Amortization of intangible assets	628	1,506
Gain on sale of property and equipment	—	(28)
Gain on short-term investments	—	(10)
Stock-based compensation	820	2,699
Provision for doubtful accounts	39	43
Changes in operating assets and liabilities:
Accounts receivable	(295)	1,419
Prepaid expenses and other current assets	105	(573)
Other assets	(14)	(55)
Accounts payable	77	(485)
Accrued compensation	79	238
Accrued expenses	354	(521)
Deferred revenue	1,215	1,551
Other liabilities	(6)	10

Net cash provided by operating activities	3,373	6,503
Cash flows from investing activities:
Purchases of short-term investments	(3,126)	(2,420)
Maturities of short-term investments	—	4,131
Software development costs	(38)	(341)
Purchases of property and equipment	(261)	(558)
Proceeds from sale of property and equipment	—	28

Net cash provided by (used in) investing activities	(3,425)	840
Cash flows from financing activities:
Proceeds from public offering, net of costs	(48)	21,666
Proceeds from exercise of stock options and warrants	359	573
Proceeds from notes payable	118	—
Payments on notes payable and capital lease obligations	(249)	(241)

Net cash provided by financing activities	180	21,998
Effect of exchange rate changes on cash and cash equivalents	12	3

Net increase in cash and cash equivalents	140	29,344
Cash and cash equivalents, beginning of period	40,027	26,506

Cash and cash equivalents, end of period	$40,167	$55,850

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities Exchange Commission on March 2, 2007.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the six months ended June 30, 2007.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Goodwill

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in accordance with SFAS No. 142. The Company tests for impairment annually on November 1, or whenever events or changes in circumstances indicate that an impairment has occurred. The Company conducted the annual impairment test as of November 1, 2006 with no resulting impairment. There were no events or circumstances from that date through June 30, 2007 indicating that an interim assessment was necessary.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Earnings Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net income per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the three and six months ended June 30, 2006 and 2007, if the Company’s outstanding common stock equivalents were exercised for common stock, the result would have been anti-dilutive and, accordingly, basic and diluted net loss per share were identical. The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	June 30,
	2006	2007

Options to purchase common stock	2,220,775	3,533,397
Warrants to purchase common stock	334,928	—

Total options and warrants to purchase common stock	2,555,703	3,533,397

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to elect to measure certain eligible financial instruments at fair value at specified election dates. The standard requires that the unrealized gains and losses for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

3.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for option awards determined pursuant to Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), that is recorded in the consolidated statements of operations for the three and six months ended June 30, 2006 and 2007 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007

Cost of revenues	$19	$172	$38	$287
Sales and marketing	83	377	154	703
Research and development	56	153	109	263
General and administration	280	737	512	1,324

Total	$438	$1,439	$813	$2,577

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS No. 123R, the Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three and six months ended June 30, 2006 and 2007:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007

Stock price volatility	49%	53%	50%	52%
Expected term (years)	6.3	6.3	6.3	6.2
Risk-free interest rate	4.6%	4.6%	4.6%	4.8%
Dividend yield	0%	0%	0%	0%

The Company became a public entity in December 2005, and therefore has a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and accordingly, uses an expected dividend yield of zero.

Stock option activity for the six months ended June 30, 2007 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	June 30,
	Options	Share	Term	2007
				(In thousands)

Balance outstanding at December 31, 2006	2,205,351	$8.26
Granted	1,494,250	18.91
Exercised	(136,370)	4.27
Forfeited or cancelled	(29,834)	11.87

Balance outstanding at June 30, 2007	3,533,397	$12.89	8.7	$43,196

Options vested and expected to vest at June 30, 2007	3,292,568	$12.77	8.7	$40,631

Exercisable at June 30, 2007	599,230	$6.62	7.1	$11,081

The weighted-average grant date fair value of options granted during the three months ended June 30, 2006 and 2007 was $8.59 and $12.91, respectively and during the six months ended June 30, 2006 and 2007 was $8.40 and $10.55, respectively.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at June 30, 2007 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The aggregate intrinsic value of options exercised during the three months ended June 30, 2006 and 2007 was $1,877,000 and $1,609,000, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $3,583,000 and $2,247,000, respectively. The Company did not realize a material tax benefit from these option exercises as the Company has incurred cumulative net operating losses for income tax purposes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of June 30, 2007, there was $18.1 million of total unrecognized compensation cost related to nonvested option awards. This cost is expected to be recognized over a weighted-average period of 3.0 years. The fair value of options that vested during the three months ended June 30, 2006 and 2007 was $14,000 and $211,000, respectively and during the six months ended June 30, 2006 and 2007 was $43,000 and $320,000, respectively.

4.	Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN No. 48 on January 1, 2007 did not result in the recording of any previously unrecognized tax positions and did not have an effect on its financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state tax and foreign tax examinations for years ranging from 2001 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no related interest or penalties recognized during the six months ended June 30, 2007.

5.	Debt

On May 24, 2007, the Company modified its Equipment Line of Credit to extend the expiration date to June 30, 2008.

6.	Public Offering of Common Stock

On April 6, 2007, the Company completed the sale of 1.2 million shares of common stock, at an offering price of $19.50 per share. A total of approximately $23.7 million in gross proceeds was raised in the public offering. After deducting the underwriters’ commissions and offering expenses of $2.0 million, net proceeds of the offering were $21.7 million. The Company intends to use the proceeds for general corporate purposes, to finance its growth strategy and to fund possible investments in, or acquisitions of complementary businesses, solutions or technologies.

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

We sell access to our on-demand software primarily through our direct sales channel, and to a lesser extent through third-party distributors. As of June 30, 2007, we had 2,004 active customers of all sizes across a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

On August 4, 2006, we acquired PRWeb International, Inc., an online distributor of press releases. Through our acquisition of PRWeb, we enable our customers to achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer an on-demand solution which allows our customers to widely distribute press releases containing important elements of new media such as images, podcasts and video messages to drive Internet traffic to websites and increase brand awareness.

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

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure, press release distribution, acquisition and amortization of content, amortization of purchased technology, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer supplies, depreciation for computer equipment and office supplies based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

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

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 46% of our revenues for the six months ended June 30, 2007. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. Accordingly, we generally experience a delay between the recognition of revenues and the corresponding increase in sales and marketing expenses.

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

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2007, general and administrative expenses will increase in absolute dollars but will remain relatively consistent or decrease slightly as a percentage of revenues.

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

Stock-Based Compensation.  In accordance with SFAS No. 123R, we use the Black-Scholes option pricing model to measure the fair value of our option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. We became a public entity in December 2005, and therefore have a limited trading history. Accordingly, our expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We recognize compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award.

We recognized stock-based compensation related to option awards pursuant to SFAS No. 123R in the amount of $2.6 million in the six months ended June 30, 2007. As of June 30, 2007, we had $18.1 million of total unrecognized compensation cost related to nonvested option awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

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

Goodwill.  We test our goodwill for impairment annually on November 1, or whenever events or changes in circumstances indicate whether an impairment has occurred. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions and a variety of other circumstances. We conducted the annual impairment test on November 1, 2006 with no resulting impairment. There were no events or circumstances from that date through June 30, 2007 indicating that an interim assessment was necessary.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues	100%	100%	100%	100%
Cost of revenues	21	20	22	20

Gross profit	79	80	78	80
Operating expenses:
Sales and marketing	49	47	49	46
Research and development	8	7	8	6
General and administrative	26	26	25	27
Amortization of intangible assets	2	5	3	5

Total operating expenses	85	85	85	84
Loss from operations	(6)	(5)	(7)	(4)
Other income (expense), net	5	5	6	4

Loss before benefit from income taxes	(1)	—	(1)	—
Benefit from income taxes	1	—	—	—

Net loss	0%	0%	(1)%	0%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active customers as of the last day of each of the periods indicated.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007

Total deferred revenue (in thousands at end of period)	$21,955	$28,228	$21,955	$28,228
Net cash provided by operating activities (in thousands)	$1,205	$2,737	$3,373	$6,503
Active customers	1,530	2,004	1,530	2,004

Three Months Ended June 30, 2007 and 2006

Revenues.  Revenues for the three months ended June 30, 2007 were $14.1 million, an increase of $4.9 million, or 53%, over revenues of $9.2 million for the comparable period in 2006. The increase in revenues was due to the increase in the number of total active subscription customers to 2,004 as of June 30, 2007 from 1,530 as of June 30, 2006 and the effect of the PRWeb acquisition, which closed in August 2006. The increase in active customers was the result of adding sales personnel focused on acquiring new customers and renewing existing customers. Total deferred revenue as of June 30, 2007 was $28.2 million, representing an increase of $6.2 million, or 29%, over total deferred revenue of $22.0 million as of June 30, 2006.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2007 was $2.8 million, an increase of $855,000, or 44%, over cost of revenues of $2.0 million for the comparable period in 2006. The increase in cost of revenues was primarily due to an increase of $323,000 in employee related costs including PRWeb personnel, $129,000 in press release distribution costs, $59,000 in hosting infrastructure costs and $153,000 in stock-based compensation. We had 105 full-time employee equivalents in our professional and other support services groups at June 30, 2007 compared to 72 full-time employee equivalents at June 30, 2006.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended June 30, 2007 were $6.6 million, an increase of $2.1 million, or 47%, over sales and marketing expenses of $4.5 million for the comparable period in 2006. The increase was primarily due to an increase of $767,000 in employee related costs from additional personnel, $375,000 in sales commissions, $510,000 in marketing program costs and $294,000 in stock-based compensation. Our sales and marketing headcount increased by 34% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 149 full-time sales and marketing employee equivalents at June 30, 2007 compared to 111 full-time employee equivalents at June 30, 2006.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2007 were $976,000, an increase of $290,000, or 42%, over research and development expenses of $686,000 for the comparable period in 2006. The increase in research and development expenses was primarily due to an increase of $201,000 in employee related costs including PRWeb personnel and an increase of $97,000 in stock-based compensation, offset by the change in capitalized internally developed software costs. For the three months ended June 30, 2007 and 2006, we capitalized $94,000 and $28,000, respectively of employee related costs for internally developed software used in our subscription services. We had 28 full-time research and development employee equivalents at June 30, 2007 compared to 22 full-time employee equivalents at June 30, 2006.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2007 were $3.7 million, an increase of $1.3 million, or 51%, over general and administrative expenses of $2.4 million for the comparable period in 2006. The increase in general and administrative expenses was primarily due to an increase of $693,000 in employee related costs, $117,000 in rents and facility costs relating to expansion of our offices and our acquisition of PRWeb and $457,000 in stock-based compensation, offset by a decrease in business related taxes of $222,000. In 2006, we accrued estimated taxes on historical sales in jurisdictions where our services are considered taxable. In 2007, we began collecting sales related taxes from our customers and remitting these taxes to the appropriate jurisdictions. Our general and administrative headcount increased by 62% as we hired additional personnel to support our growth. We had 42 full-time employee equivalents in our general and administrative group at June 30, 2007 compared to 26 full-time employee equivalents at June 30, 2006.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended June 30, 2007 was $723,000, an increase of $533,000, or 281%, over amortization of intangible assets of $190,000 for the comparable period in 2006. The increase in amortization expense is attributable to the definite-lived intangible assets acquired in the purchase of PRWeb.

Other Income (Expense).  Other income for the three months ended June 30, 2007 was $703,000, an increase of $218,000, or 45%, compared to $485,000 for the comparable period in 2006. Higher average balances of cash and short-term investments resulted in increased interest income.

Benefit from Income Taxes.  No provision or benefit from income taxes was recorded for the three months ended June 30, 2007 as such amount was not material. The benefit from income taxes for the three months ended June 30, 2006 was $65,000. The benefit from income taxes in 2006 reflected our estimated annual effective tax rate for 2006.

Six Months Ended June 30, 2007 and 2006

Revenues.  Revenues for the six months ended June 30, 2007 were $26.7 million, an increase of $9.2 million, or 53%, over revenues of $17.5 million for the comparable period in 2006. The increase in revenues was due to the increase in the number of total active subscription customers to 2,004 as of June 30, 2007 from 1,530 as of June 30, 2006 and the effect of the PRWeb acquisition, which closed in August 2006. The increase in active customers was the result of adding sales personnel focused on acquiring new customers and renewing existing customers. Total deferred revenue as of June 30, 2007 was $28.2 million, representing an increase of $6.2 million, or 29%, over total deferred revenue of $22.0 million as of June 30, 2006.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2007 was $5.3 million, an increase of $1.4 million, or 35%, over cost of revenues of $3.9 million for the comparable period in 2006. The increase in cost of revenues was primarily due to an increase of $541,000 in employee related costs including PRWeb personnel, $259,000 in press release distribution costs, $126,000 in hosting infrastructure costs and $249,000 in stock-based compensation. We had 105 full-time employee equivalents in our professional and other support services groups at June 30, 2007 compared to 72 full-time employee equivalents at June 30, 2006.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2007 were $12.2 million, an increase of $3.7 million, or 44%, over sales and marketing expenses of $8.5 million for the comparable period in 2006. The increase was primarily due to an increase of $1.5 million in employee related costs from additional personnel, $568,000 in sales commissions, $705,000 in marketing program costs and $549,000 in stock-based compensation. Our sales and marketing headcount increased by 34% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 149 full-time sales and marketing employee equivalents at June 30, 2007 compared to 111 full-time employee equivalents at June 30, 2006.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2007 were $1.7 million, an increase of $296,000, or 21%, over research and development expenses of $1.4 million for the comparable period in 2006. The increase in research and development expenses was primarily due to an increase of $364,000 in employee related costs including PRWeb personnel and an increase of $154,000 in stock-based compensation, offset by the change in capitalized internally developed software costs. For the six months ended June 30, 2007 and 2006, we capitalized $341,000 and $38,000, respectively of employee related costs for internally developed software used in our subscription services. We had 28 full-time research and development employee equivalents at June 30, 2007 compared to 22 full-time employee equivalents at June 30, 2006.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2007 were $7.1 million, an increase of $2.7 million, or 63%, over general and administrative expenses of $4.4 million for the comparable period in 2006. The increase in general and administrative expenses was primarily due to an increase of $1.2 million in employee related costs, $273,000 in rents and facility costs relating to expansion of our offices and our acquisition of PRWeb and $812,000 in stock-based compensation. Our general and administrative headcount increased by 62% as we hired additional personnel to support our growth. We had 42 full-time employee equivalents in our general and administrative group at June 30, 2007 compared to 26 full-time employee equivalents at June 30, 2006.

Amortization of Intangible Assets.  Amortization of intangible assets for the six months ended June 30, 2007 was $1.4 million, an increase of $995,000, or 221%, over amortization of intangible assets of $451,000 for the comparable period in 2006. The increase in amortization expense is attributable to the definite-lived intangible assets acquired in the purchase of PRWeb.

Other Income (Expense).  Other income for the six months ended June 30, 2007 was $1.1 million, an increase of $108,000, or 11%, compared to $967,000 for the comparable period in 2006. Higher average balances of cash and short-term investments resulted in increased interest income.

Benefit from Income Taxes.  No provision or benefit from income taxes was recorded for the six months ended June 30, 2007 as such amount was not material. The benefit from income taxes for the six months ended June 30, 2006 was $33,000. The benefit from income taxes in 2006 reflected our estimated annual effective tax rate for 2006.

Liquidity and Capital Resources

At June 30, 2007, our principal sources of liquidity were cash and cash equivalents totaling $55.9 million, short-term investments totaling $1.7 million and net accounts receivable of $8.7 million.

Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2007 and $3.4 million for the comparable period in 2006. The increase of $3.1 million was primarily attributable to increases in non-cash charges of $1.9 million for stock-based compensation and $878,000 for amortization of acquired intangible assets.

Net cash provided by investing activities was $840,000 during the six months ended June 30, 2007, and net cash used in investing activities was $3.4 million for the comparable period in 2006. The increase of $4.3 million was primarily attributable to the maturities of short-term investments of $4.1 million.

Net cash provided by financing activities was $22.0 million during the six months ended June 30, 2007 and $180,000 for the comparable period in 2006. The increase of $21.8 million was primarily attributable to the net proceeds of $21.7 million from the sale of our common stock in a public offering in April 2007.

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The market for software specifically designed for public relations is relatively new and emerging, making our business and future prospects difficult to evaluate. Many companies have invested substantial personnel and financial resources in their PR departments and may be reluctant or unwilling to migrate to on-demand software and services specifically designed to address the public relations market. Widespread market acceptance of our solutions is critical to the success of our business. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market of on-demand public relations management solutions. These challenges, risks and difficulties include the following:

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

As of June 30, 2007, our executive officers, directors and affiliated entities together beneficially owned approximately 23% of our outstanding common stock. These stockholders, acting together, have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our Annual Meeting of Stockholders was held on May 24, 2007. We solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statements and all such nominees were elected. The continuing directors whose terms expire in 2008 are Kevin Burns, Ronald Kaiser and Richard Rudman. The continuing directors whose terms expire in 2009 are Gary Golding and Richard Moore. At the meeting, the matters listed below were submitted to a vote of our stockholders.

Proposal One:  The election of two directors to serve until the 2010 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

(1) 14,479,816 votes were cast for the election of Michael Bronfein as a director, and 97,921 votes were withheld; and

(2) 10,882,644 votes were cast for the election of Robert Lentz as a director, and 3,695,093 votes were withheld.

Proposal Two:  Ratification of independent registered public accounting firm for 2007. The vote with respect to Ernst & Young LLP was as follows:

14,571,731 votes were cast for the ratification of Ernst & Young LLP as our independent registered accounting firm, 990 against, and 5,016 abstentions.

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
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: August 8, 2007

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