Form 10-Q
period 2007-09-30
Vocus, Inc.
filed 2007-11-08
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2007
Commission File Number 000-51644

Vocus, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1806705
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.	)

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
Yes ☐     No ☑

As of November 1, 2007, 17,626,619 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	September 30,
	2006	2007
		(Unaudited)
	(Dollars in thousands, except
	per share data)

Current assets:
Cash and cash equivalents	$26,506	$54,634
Short-term investments	3,357	6,513
Accounts receivable, net of allowance for doubtful accounts of $280 and $250 at December 31, 2006 and September 30, 2007, respectively	10,139	10,424
Prepaid expenses and other current assets	1,146	1,460

Total current assets	41,148	73,031
Property, equipment and software, net	4,359	4,240
Intangible assets:
Customer relationships, net	4,115	2,968
Trade name, net	3,717	3,294
Agreements not-to-compete, net	3,587	3,000
Purchased technology, net	191	101

Intangible assets, net	11,610	9,363
Goodwill	17,112	17,090
Other assets	541	595

Total assets	$74,770	$104,319

Current liabilities:
Accounts payable	$1,459	$346
Accrued compensation	2,054	2,143
Accrued expenses	2,587	3,370
Current portion of notes payable and capital lease obligations	427	294
Current portion of deferred revenue	26,100	28,823

Total current liabilities	32,627	34,976
Notes payable and capital lease obligations, net of current portion	335	130
Deferred income taxes	185	185
Other liabilities	85	91
Deferred revenue, net of current portion	531	509

Total liabilities	33,763	35,891
Redeemable common stock, $0.01 par value, 5,000 shares issued and outstanding at December 31, 2006 and September 30, 2007	33	34
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and September 30, 2007	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,993,515 and 18,594,415 shares issued at December 31, 2006 and September 30, 2007, respectively; 15,982,738 and 17,583,638 shares outstanding at December 31, 2006 and September 30, 2007, respectively	170	186
Additional paid-in capital	80,526	107,540
Treasury stock, 1,010,777 shares at cost	(3,283)	(3,283)
Accumulated other comprehensive loss	(48)	(132)
Accumulated deficit	(36,391)	(35,917)

Total stockholders’ equity	40,974	68,394

Total liabilities, redeemable stock and stockholders’ equity	$74,770	$104,319

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
		(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$10,757	$15,072	$28,208	$41,749
Cost of revenues, including amortization expense of $107 and $30 for the three months ended September 30, 2006 and 2007, respectively and $284 and $90 for the nine months ended September 30, 2006 and 2007, respectively	2,137	2,700	6,049	7,985

Gross profit	8,620	12,372	22,159	33,764
Operating expenses:
Sales and marketing	4,887	6,747	13,381	18,974
Research and development	785	1,049	2,210	2,770
General and administrative	2,685	3,644	7,038	10,718
Amortization of intangible assets	531	711	982	2,157

Total operating expenses	8,888	12,151	23,611	34,619
Income (loss) from operations	(268)	221	(1,452)	(855)
Other income (expense):
Interest and other income	416	669	1,424	1,773
Interest expense	(23)	(11)	(64)	(40)

Total other income	393	658	1,360	1,733
Income (loss) before provision (benefit) for income taxes	125	879	(92)	878
Provision (benefit) for income taxes	(25)	404	(58)	404

Net income (loss)	$150	$475	$(34)	$474

Net income (loss) per share:
Basic	$0.01	$0.03	$0.00	$0.03
Diluted	$0.01	$0.03	$0.00	$0.03
Weighted average shares outstanding used in computing per share amounts:
Basic	15,498,524	17,563,147	15,184,546	16,987,104
Diluted	16,320,518	18,629,400	15,184,546	17,878,881

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2007
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(34)	$474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	850	1,100
Amortization of intangible assets	1,266	2,247
Gain on sale of property and equipment	—	(26)
Impairment of software development costs	18	—
Stock-based compensation	1,347	4,169
Provision for doubtful accounts	103	30
Changes in operating assets and liabilities:
Accounts receivable	(921)	(281)
Prepaid expenses and other current assets	(139)	(314)
Other assets	(13)	(54)
Accounts payable	643	(1,120)
Accrued compensation	(155)	101
Accrued expenses	622	774
Deferred revenue	1,582	2,606
Other liabilities	(25)	6

Net cash provided by operating activities	5,144	9,712
Cash flows from investing activities:
Cash paid for acquisition	(20,891)	—
Purchases of short-term investments	(4,628)	(7,976)
Sales of short-term investments	2,401	—
Maturities of short-term investments	425	4,818
Software development costs	(71)	(341)
Purchases of property and equipment	(514)	(646)
Proceeds from sale of property and equipment	—	34

Net cash used in investing activities	(23,278)	(4,111)
Cash flows from financing activities:
Proceeds from public offering, net of costs	(48)	21,666
Proceeds from exercise of stock options and warrants	509	1,196
Proceeds from notes payable	235	—
Payments on notes payable and capital lease obligations	(385)	(338)

Net cash provided by financing activities	311	22,524
Effect of exchange rate changes on cash and cash equivalents	5	3

Net increase (decrease) in cash and cash equivalents	(17,818)	28,128
Cash and cash equivalents, beginning of period	40,027	26,506

Cash and cash equivalents, end of period	$22,209	$54,634

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities Exchange Commission on March 2, 2007.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the nine months ended September 30, 2007.

Goodwill

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in accordance with SFAS No. 142. The Company tests for impairment annually on November 1, or

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

whenever events or changes in circumstances indicate that an impairment has occurred. There were no events or circumstances through September 30, 2007 indicating that an interim assessment was necessary.

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

Through its acquisition of PRWeb International, Inc. (PRWeb) in August 2006, the Company distributes press releases over the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. The Company recognizes revenue on a per-transaction basis when the press releases are made available to the public.

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

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the nine months ended September 30, 2006, the effect of the Company’s outstanding common stock equivalents was not included in the calculation of diluted loss per share as the result would have been anti-dilutive and, accordingly, basic and diluted net loss per share were identical. The following summarizes the calculation of basic and diluted net income (loss) per share (dollars in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Net income (loss)	$150	$475	$(34)	$474
Weighted average shares outstanding, basic	15,498,524	17,563,147	15,184,546	16,987,104
Dilutive effect of:
Options to purchase common stock	602,363	1,066,253	—	891,777
Warrants to purchase common stock	219,631	—	—	—

Weighted average shares outstanding, diluted	16,320,518	18,629,400	15,184,546	17,878,881

Net income (loss) per share:
Basic	$0.01	$0.03	$0.00	$0.03

Diluted	$0.01	$0.03	$0.00	$0.03

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	September 30,
	2006	2007

Options to purchase common stock	2,363,020	3,459,689
Warrants to purchase common stock	334,928	—

Total options and warrants to purchase common stock	2,697,948	3,459,689

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to elect to measure certain eligible financial instruments at fair value at specified election dates. The standard requires that the unrealized gains and losses for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any; the adoption of SFAS No. 159 will have on its financial statements.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3.	PRWeb Acquisition

On August 4, 2006, the Company completed the acquisition of PRWeb, a provider of online press release distribution services which allows its customers to widely distribute press releases containing important elements of news media such as images, podcasts and video messages to drive Internet traffic to websites and optimize brand awareness.

The total purchase price of approximately $28.4 million was allocated to PRWeb’s tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The purchase price consisted of $20.9 million in cash, $7.2 million (494,543 shares) of the Company’s common stock and $324,000 for transaction costs. The purchase price was allocated to intangible assets consisting of a trade name of $4.0 million, agreements not-to-compete of $3.9 million, customer relationships of $3.0 million, purchased technology of $240,000, net tangible assets of $217,000 and goodwill of $17.0 million.

4.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for option awards determined pursuant to Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), that is recorded in the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2007 (in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Cost of revenues	$16	$155	$54	$442
Sales and marketing	178	428	332	1,131
Research and development	55	135	164	398
General and administration	275	746	787	2,070

Total	$524	$1,464	$1,337	$4,041

In accordance with SFAS No. 123R, the Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three and nine months ended September 30, 2006 and 2007:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Stock price volatility	53%	52%	52%	52%
Expected term (years)	6.3	6.3	6.3	6.2
Risk-free interest rate	5.0%	4.7%	4.9%	4.8%
Dividend yield	0%	0%	0%	0%

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock option activity for the nine months ended September 30, 2007 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	September 30,
	Options	Share	Term	2007
				(In thousands)

Balance outstanding at December 31, 2006	2,205,351	$8.26
Granted	1,510,250	18.99
Exercised	(198,494)	6.06
Forfeited or cancelled	(57,418)	14.86

Balance outstanding at September 30, 2007	3,459,689	$12.96	8.5	$56,335

Options vested and expected to vest at September 30, 2007	3,225,777	$12.84	8.4	$52,902

Exercisable at September 30, 2007	617,769	$7.11	7.0	$13,671

The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 and 2007 was $7.45 and $14.68, respectively and during the nine months ended September 30, 2006 and 2007 was $7.68 and $10.78, respectively.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at September 30, 2007 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The aggregate intrinsic value of options exercised during the three months ended September 30, 2006 and 2007 was $1,018,000 and $1,064,000, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2007 was $4,601,000 and $3,311,000, respectively. The Company did not realize a material tax benefit from these option exercises as the Company has incurred cumulative net operating losses for income tax purposes.

As of September 30, 2007, there was $16.6 million of total unrecognized compensation cost related to nonvested option awards. This cost is expected to be recognized over a weighted-average period of 2.7 years. The fair value of options that vested during the three months ended September 30, 2006 and 2007 was $20,000 and $576,000, respectively and during the nine months ended September 30, 2006 and 2007 was $63,000 and $896,000, respectively.

5.	Income Taxes

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no related interest or penalties recognized during the nine months ended September 30, 2007.

6.	Debt

On May 24, 2007, the Company modified its Equipment Line of Credit to extend the expiration date to June 30, 2008.

7.	Public Offering of Common Stock

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

8.	Commitments and Contingencies

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

We sell access to our on-demand software primarily through our direct sales channel, and to a lesser extent through third-party distributors. As of September 30, 2007, we had 2,214 active customers of all sizes across a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

On August 4, 2006, we acquired PRWeb International, Inc. (PRWeb), an online distributor of press releases. Through our acquisition of PRWeb, we enable our customers to achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer an on-demand solution which allows our customers to widely distribute press releases containing important elements of new media such as images, podcasts and video messages to drive Internet traffic to websites and increase brand awareness.

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

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 45% of our revenues for the nine months ended September 30, 2007. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. Accordingly, we generally experience a delay between the recognition of revenues and the corresponding increase in sales and marketing expenses.

As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2007, sales and marketing expenses will increase in absolute dollars but will remain relatively consistent or decrease slightly as a percentage of revenues.

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

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2007, general and administrative expenses will increase in absolute dollars but will remain relatively consistent as a percentage of revenues.

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

We recognized stock-based compensation related to option awards pursuant to SFAS No. 123R in the amount of $4.0 million in the nine months ended September 30, 2007. As of September 30, 2007, we had $16.6 million of total unrecognized compensation cost related to option awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

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

Goodwill.  We test our goodwill for impairment annually on November 1, or whenever events or changes in circumstances indicate whether an impairment has occurred. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions and a variety of other circumstances. There were no events or circumstances through September 30, 2007 indicating that an interim assessment was necessary.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues	100%	100%	100%	100%
Cost of revenues	20	18	21	19

Gross profit	80	82	79	81
Operating expenses:
Sales and marketing	45	45	47	45
Research and development	7	7	8	7
General and administrative	25	24	25	26
Amortization of intangible assets	5	5	4	5

Total operating expenses	82	81	84	83
Income (loss) from operations	(2)	1	(5)	(2)
Other income (expense), net	3	4	5	4

Income (loss) before provision (benefit) for income taxes	1	5	—	2
Provision (benefit) for income taxes	—	2	—	1

Net income (loss)	1%	3%	—%	1%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active customers as of the last day of each of the periods indicated.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Total deferred revenue (in thousands)	$22,351	$29,332	$22,351	$29,332
Net cash provided by operating activities (in thousands)	$1,763	$3,199	$5,144	$9,712
Active customers	1,603	2,214	1,603	2,214

Three Months Ended September 30, 2007 and 2006

Revenues.  Revenues for the three months ended September 30, 2007 were $15.1 million, an increase of $4.3 million, or 40%, over revenues of $10.8 million for the comparable period in 2006. The increase in revenues was due to the increase in the number of total active subscription customers to 2,214 as of September 30, 2007 from 1,603 as of September 30, 2006 and the effect of the PRWeb acquisition, which closed in August 2006. The increase in active customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Total deferred revenue as of September 30, 2007 was $29.3 million, representing an increase of $7.0 million, or 31%, over total deferred revenue of $22.4 million as of September 30, 2006.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2007 was $2.7 million, an increase of $563,000, or 26%, over cost of revenues of $2.1 million for the comparable period in 2006. The increase in cost of revenues was primarily due to an increase of $280,000 in employee related costs, including PRWeb personnel, $83,000 in third-party license and royalty fees and $139,000 in stock-based compensation. We had 107 full-time employee equivalents in our professional and other support services group at September 30, 2007 compared to 92 full-time employee equivalents at September 30, 2006.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended September 30, 2007 were $6.7 million, an increase of $1.8 million, or 38%, over sales and marketing expenses of $4.9 million for the comparable period in 2006. The increase was primarily due to an increase of $574,000 in employee related costs from additional personnel, $476,000 in sales commissions, $346,000 in marketing program costs and $250,000 in stock-based compensation. Our sales and marketing headcount increased by 27% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 152 full-time employee equivalents in sales and marketing at September 30, 2007 compared to 120 full-time employee equivalents at September 30, 2006.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2007 were $1.0 million, an increase of $264,000, or 34%, over research and development expenses of $785,000 for the comparable period in 2006. The increase in research and development expenses was primarily due to an increase of $132,000 in employee related costs including PRWeb personnel and an increase of $80,000 in stock-based compensation. We had 27 full-time employee equivalents in research and development at September 30, 2007 compared to 26 full-time employee equivalents at September 30, 2006.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2007 were $3.6 million, an increase of $959,000, or 36%, over general and administrative expenses of $2.7 million for the comparable period in 2006. The increase in general and administrative expenses was primarily due to an increase of $477,000 in employee related costs and $471,000 in stock-based compensation. Our general and administrative headcount increased by 42% as we hired additional personnel to support our growth. We had 43 full-time employee equivalents in our general and administrative group at September 30, 2007 compared to 30 full-time employee equivalents at September 30, 2006.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended September 30, 2007 was $711,000, an increase of $180,000, or 34%, over amortization of intangible assets of $531,000 for the comparable period in 2006. The increase in amortization expense is attributable to the definite-lived intangible assets acquired in the purchase of PRWeb.

Other Income (Expense).  Other income for the three months ended September 30, 2007 was $658,000, an increase of $265,000, or 67%, compared to $393,000 for the comparable period in 2006. Higher average balances of cash and short-term investments resulted in increased interest income in 2007.

Provision (Benefit) from Income Taxes.  The provision for income taxes for the three months ended September 30, 2007 was $404,000, which reflects our estimated annual effective tax rate for 2007. The benefit from income taxes for the three months ended September 30, 2006 was $25,000, which reflected our estimated annual effective tax rate for 2006.

Nine Months Ended September 30, 2007 and 2006

Revenues.  Revenues for the nine months ended September 30, 2007 were $41.7 million, an increase of $13.5 million, or 48%, over revenues of $28.2 million for the comparable period in 2006. The increase in revenues was due to the increase in the number of total active subscription customers to 2,214 as of September 30, 2007 from 1,603 as of September 30, 2006 and the effect of the PRWeb acquisition, which closed in August 2006. The increase in active customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Total deferred revenue as of September 30, 2007 was $29.3 million, representing an increase of $7.0 million, or 31%, over total deferred revenue of $22.4 million as of September 30, 2006.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2007 was $8.0 million, an increase of $2.0 million, or 32%, over cost of revenues of $6.0 million for the comparable period in 2006. The increase in cost of revenues was primarily due to an increase of $822,000 in employee related costs, including PRWeb personnel, $318,000 in press release distribution costs, $128,000 in third-party license and royalty fees, $105,000 in hosting infrastructure costs and $388,000 in stock-based compensation. We had 107 full-time employee equivalents in our professional and other support services group at September 30, 2007 compared to 92 full-time employee equivalents at September 30, 2006.

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2007 were $19.0 million, an increase of $5.6 million, or 42%, over sales and marketing expenses of $13.4 million for the comparable period in 2006. The increase was primarily due to an increase of $2.0 million in employee related costs from additional personnel, $1.0 million in sales commissions, $1.0 million in marketing program costs and $799,000 in stock-based compensation. Our sales and marketing headcount increased by 27% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 152 full-time employee equivalents in sales and marketing at September 30, 2007 compared to 120 full-time employee equivalents at September 30, 2006.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2007 were $2.8 million, an increase of $560,000, or 25%, over research and development expenses of $2.2 million for the comparable period in 2006. The increase in research and development expenses was primarily due to an increase of $501,000 in employee related costs including PRWeb personnel and an increase of $234,000 in stock-based compensation, offset by the change in capitalized internally developed software costs. For the nine months ended September 30, 2007, we capitalized $341,000 of employee related costs for internally developed software used in our subscription services. For the nine months ended September 30, 2006, we capitalized $71,000 of employee related costs for internally developed software used in our subscription services. We had 27 full-time employee equivalents in research and development at September 30, 2007 compared to 26 full-time employee equivalents at September 30, 2006.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2007 were $10.7 million, an increase of $3.7 million, or 52%, over general and administrative expenses of $7.0 million for the comparable period in 2006. The increase in general and administrative expenses was primarily due to an increase of $1.7 million in employee related costs, $364,000 in rents and facility costs relating to expansion of our offices and our acquisition of PRWeb and $1.3 million in stock-based compensation. Our general and administrative headcount increased by 42% as we hired additional personnel to support our growth. We had 43 full-time employee equivalents in our general and administrative group at September 30, 2007 compared to 30 full-time employee equivalents at September 30, 2006.

Amortization of Intangible Assets.  Amortization of intangible assets for the nine months ended September 30, 2007 was $2.2 million, an increase of $1.2, or 120%, over amortization of intangible assets of $1.0 million for the comparable period in 2006. The increase in amortization expense is attributable to the definite-lived intangible assets acquired in the purchase of PRWeb.

Other Income (Expense).  Other income for the nine months ended September 30, 2007 was $1.7 million, an increase of $373,000, or 27%, compared to $1.4 million for the comparable period in 2006. Higher average balances of cash and short-term investments resulted in increased interest income in 2007.

Provision (Benefit) from Income Taxes.  The provision for income taxes for the nine months ended September 30, 2007 was $404,000, which reflects our estimated annual effective tax rate for 2007. The benefit from income taxes for the nine months ended September 30, 2006 was $58,000, which reflected our estimated annual effective tax rate for 2006.

Liquidity and Capital Resources

At September 30, 2007, our principal sources of liquidity were cash and cash equivalents totaling $54.6 million, short-term investments totaling $6.5 million and net accounts receivable of $10.4 million.

Net cash provided by operating activities was $9.7 million for the nine months ended September 30, 2007 and $5.1 million for the comparable period in 2006. The increase of $4.6 million was primarily attributable to net income of $474,000 which included increases in non-cash charges of $2.8 million for stock-based compensation and $1.0 million for amortization of acquired intangible assets, an increase in our deferred revenue balance of $2.7 million offset by an increase in payments of $1.1 million for accounts payable.

Net cash used in investing activities was $4.1 million during the nine months ended September 30, 2007, and $23.3 million for the comparable period in 2006. The decrease of $19.2 million was primarily attributable to cash consideration of $20.9 million related to the acquisition of PRWeb in August 2006 offset by an increase in net purchases of short-term investments of $3.2 million.

Net cash provided by financing activities was $22.5 million during the nine months ended September 30, 2007 and $311,000 for the comparable period in 2006. The increase of $22.2 million was primarily attributable to the net proceeds of $21.7 million from the sale of our common stock in a public offering in April 2007.

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

A substantial majority of our on-demand solutions are sold pursuant to annual subscription agreements and our customers have no obligation to renew these agreements. As a result, we are not able to consistently and accurately predict future renewal rates. Our subscription customers’ renewal rates may decline or fluctuate, or our subscription customers may renew for fewer modules or users as a result of a number of factors, including their level of satisfaction with our solutions, budgetary or other concerns and the availability and pricing of competing products. Additionally, we may lose our subscription customers due to the high turnover rate in the PR departments of small and mid-sized organizations. If large numbers of existing subscription customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

As of September 30, 2007, our executive officers, directors and affiliated entities together beneficially owned approximately 14% of our outstanding common stock. These stockholders, acting together, have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: November 8, 2007

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