Form 10-K
period 2007-12-31
Vocus, Inc.
filed 2008-03-14
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant (15,636,536 shares) based on the $25.11 closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 29, 2007, was approximately $392,633,419. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 22, 2008, there were 17,678,605 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a leading provider of on-demand software for public relations management. In an age of real-time communication, with an increasing number of media outlets, a rapidly growing volume of news and the emergence of blogs and other social media, traditional approaches to public relations, or PR, are becoming outmoded. Our web-based software suite helps organizations of all sizes to fundamentally change the way they communicate with both the media and the public, optimizing their public relations and increasing their ability to measure its impact.

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

We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our software. We were an early pioneer in hosted, multi-tenant, on-demand software, launching our first version in 1999. Our on-demand software is offered primarily as an annual or multi-year subscription, with press release distribution also offered primarily on a per-transaction basis. As of December 31, 2007 we had 2,427 active subscription customers representing organizations of all sizes across a wide variety of industries. Our solution is currently available in five languages and is in use by customers around the world. Since 1999, we have achieved 34 consecutive quarters of revenue growth.

Industry Background

Public Relations

The process of managing relationships and communications with journalists, analysts and the public is central to an organization’s reputation, profitability and, ultimately, shareholder value. As organizations recognize the growing importance of effective PR to their success, they increasingly rely on public relations to manage and analyze critical information and to deliver quick and consistent communications. Public relations professionals handle organizational functions such as media, government, consumer, industry and community relations. Every organization, large and small, engages in public relations, whether as an organized department, a single employee’s responsibility or simply a result of public interactions by its executives.

No formal published market studies exist which size the market for on-demand software for public relations management. However, based on the most recent Public Relations Client Survey prepared by Thomas L. Harris/ Impulse Research in 2004, the average PR budget for responding organizations in 2004 was approximately $3.1 million. This budget includes spending for both internal and outsourced PR functions, and includes corporate communications, product PR, online communications, public affairs and government relations. Based on the Thomas L. Harris Survey, we estimate that the annual PR budget for these organizations increased at a compounded rate of 15.5% per year from 2001 to 2004. Based on data included in the Survey, we estimate that, for organizations with annual revenues of at least $10 million, the aggregate annual PR budgets for programs and activities that our solutions address were approximately $59 billion in 2004. To calculate this amount, which we do not believe represents the size of the market for our solutions, we first estimated the aggregate PR budgets in 2004 for these organizations, based upon the Survey’s breakdown of average PR budgets by categories of organizations’ total annual revenues, and the number of organizations in each of these categories as reported by Dun and Bradstreet. We then multiplied this amount by the portion of the overall average PR budget in 2004 reported by the Survey which corresponds to programs and activities that our solutions address — corporate media relations, government relations, internal communications, investor relations, product media relations and public affairs. Based upon our target market of over 5 million organizations, which we obtained using data collected by the US Census Bureau, and the current pricing of our solutions, we believe that the potential market for on-demand software for PR exceeds $6 billion.

Although the most basic elements of PR are practiced widely across organizations of all types, sizes and geographies, the specific objectives and complexity of a PR practice will often vary based on the size of an organization and its PR department.

For small and mid-sized organizations, traditional PR is often prohibitively expensive and time consuming. These organizations are typically faced with a decision to either use external consulting agencies, or to commit internal staff and resources, both of which often exceed available budgets. In addition, PR responsibilities for these resources are often assigned to only one or two dedicated staff or, in many cases, shared across non-dedicated staff with other full-time responsibilities. The objective for small and mid-sized organizations is typically to leverage limited resources in order to deliver the PR capabilities commonly found in larger organizations.

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

Public Relations and the On-Demand Software Market

Information technology has created opportunities to deliver software applications directly to users over the Internet in a subscription-based, “on-demand” business model. This model is made possible by the proliferation of high-speed, broadband Internet connectivity, open standards for application integration and advances in network availability and security. On-demand software is generally delivered over the Internet via a secure, multi-tenant, scalable application and system architecture, which allows the provider to concurrently serve a large number of customers and to efficiently distribute the workload across a network of servers. For the user, on-demand software eliminates the need for expensive hardware, software and internal information technology, or IT, support. In addition, the hosted architecture helps ensure that the software and vendor-supplied content is kept current and secure without user involvement. Additional benefits include rapid deployment and training for new applications, resulting in faster product adoption and increased productivity. This typically results in a lower total cost of ownership and an increased return on investment. The on-demand model also provides operational efficiencies for the software provider in the areas of development and customer support. Traditional enterprise software vendors must develop, maintain and support multiple versions of their software on multiple hardware, operating system and database platforms. On-demand software vendors, by contrast, generally support and maintain a single version of software across all customers that is developed, maintained and supported on a single technology platform. This typically results in lower development and support costs, and allows the vendor to more rapidly develop and release new versions of the software and more efficiently support existing customers.

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

Our comprehensive suite of integrated, on-demand software modules provides the following key benefits:

•	Improved effectiveness of public relations. Our on-demand software helps organizations maximize effectiveness through the automation and integration of disconnected processes. Our solutions help organizations manage large amounts of information, deliver consistent and well-executed communications, collaborate among large or geographically dispersed teams and analyze and report on the effectiveness of their PR.

•	Increased productivity of PR functions. Our on-demand software incorporates features and best practices that automate PR functions to reduce or eliminate manual, paper-based and discrete business activities. Our solutions allow customers to maximize the investment in their PR resources and often lead to a redeployment of PR professionals from repetitive, low-value tasks to high-value strategic initiatives. In addition, we provide capabilities that help our customers significantly reduce the time it takes to monitor, analyze and summarize large volumes of news and other information.

•	Enhanced collaboration. The growth of global brands and large or geographically dispersed PR teams has increased the need for organizations to quickly and easily share critical business information and plan well coordinated communications. Our web-based solution provides shared, real-time access to a central repository of information related to media contacts, relationship history, PR activities, news, documents and reporting. We believe that by improving the management, control, retention and sharing of this information, our solutions enable companies to deliver more effective and consistent communications.

•	Lower total cost of ownership. Our on-demand delivery model enables our customers to achieve significant savings relative to a traditional enterprise software model. Our customers do not spend time installing or maintaining the servers, network and storage equipment, security products, or other infrastructure hardware and software necessary to ensure a scalable and reliable service. In addition, because all upgrades are implemented on our servers the product enhancements automatically become part of our offering, allowing customers to immediately benefit from the upgrade.

•	Rapid deployment and scalability. Our on-demand software can be deployed rapidly and provisioned easily, without our customers having to make large and risky upfront investments in software, hardware, implementation services and dedicated IT staff. The delivery platform for our software allows the solution to scale to suit customers’ needs. Additional users with defined privileges can be provisioned with minimal implementation time and new modules, such as analytics & measurement, can be deployed quickly and transparently to existing customers.

Our Strategy

Our objective is to be the global leader of on-demand software for public relations management. Key elements of our strategy include:

•	Maintain focus on our core market. We believe that the public relations market represents a large and growing opportunity that will allow us to continue our growth for the foreseeable future. We expect that there will continue to be substantial business spending on the processes that our solutions automate, and that competition is fragmented and specialized. As a result, we believe that our focus on producing a suite of integrated applications for this market will allow us to capitalize on this opportunity.

•	Expand direct and indirect distribution channels. We intend to expand our direct sales force and our indirect distribution channels to increase our coverage and penetration of the PR market particularly to small and mid-sized organizations. We believe there are opportunities to market and sell our solutions, through partnerships with select third parties, to reach small to mid-sized customers that would take longer or be more difficult to target with a direct sales force.

•	Expand international market penetration. We believe that the public relations market represents a significant global opportunity. We intend to expand our international distribution channels to increase our international business, which accounted for approximately 9% of our 2007 revenues. To suit individual markets, our software is currently available in five languages — English, French, Spanish, German and Italian. We expect to deploy our solution in additional languages in the future.

•	Selectively pursue strategic acquisitions. The fragmented nature of our market provides opportunities for selective acquisitions. We have acquired and integrated several private companies to date, and we intend to continue to identify and acquire companies which would either expand our solutions’ functionality, provide access to new customers or markets, or both.

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

•	PRWeb Online Newswire. Allows organizations to increase their online visibility by distributing their news directly to online news sites such as Google News and Yahoo! News and directly to the public through millions of daily RSS feeds and other social media tools. Optimizes press releases for search engines to help ensure that press releases are prominently displayed on search results and drive traffic to an organization’s website.

•	Email Campaigns. Enables organizations to deliver interactive communications that provide online access to related collateral material and to track and measure response rates and other campaign metrics. Provides a simple process for delivering information to journalists, analysts, legislators and other key audiences. Also provides valuable metrics on campaign initiatives, including emails opened, documents downloaded and options selected.

•	Analytics & Measurement. Automatically transforms relevant data about news coverage, PR activities and online newsroom statistics into valuable insight about a PR department’s programs and results. Provides executive-level dashboards, allowing an organization’s senior management to better understand the impact of relevant news, monitor the competitive landscape and recognize trends emerging in the media.

•	News On-Demand. Continuously monitors over 25,000 news sources, including print, broadcast, Internet news sites and key blogs to identify and deliver relevant news coverage to customers based on their individual criteria. News clippings are stored in a searchable database, for easy viewing, printing and sharing.

Due to our flexible architecture and modular design, we are able to easily combine these functional capabilities into pre-packaged editions with optional add-on modules, to meet the needs of a wide range of organizations, regardless of their size or specific PR management objectives. Currently we offer our on-demand software suite in the following pre-packaged editions:

•	Public Relations Small Business Edition. Designed primarily for small organizations and includes online press release distribution and basic reporting capabilities.

•	Public Relations Standard Edition. Designed primarily for small organizations and includes contact management and basic reporting capabilities.

•	Public Relations Professional Edition. Designed primarily to meet the needs of mid-sized and large organizations and provides contact management, news management and expanded reporting capabilities.

•	Public Relations Enterprise Edition. Provides increased flexibility and functionality typically required by large organizations. Enterprise Edition is our most fully featured edition and includes all of the functionality of the Professional Edition, along with project management, collateral management, comprehensive reporting and configuration capabilities.

•	Government Relations Edition. Designed to meet an organization’s government relations needs, including communications with public officials and grassroots advocates, compliance reporting and issues and legislation management.

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

Our on-demand software manages all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet.

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

Site Operations

We serve all of our customers from two third-party facilities located in Virginia and Washington. These facilities provide a combination of security personnel, photo ID/access cards, biometric hand scanners and sophisticated fire systems. The overall security of each data center (inside and outside) and network operations center are monitored by digital video surveillance cameras 24 hours a day, seven days a week. Additionally, redundant electrical generators and environmental control devices are used to keep servers up and running. We own or lease and operate all of the hardware on which our applications run in the third-party facilities.

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

To facilitate loss recovery, we operate a multi-tiered system configuration with load balanced web server pools, standby database servers and fault tolerant storage devices. Databases are backed up every five minutes to a hot standby database and server, which are designed to provide near real-time fail-over service in the event of a malfunction with a primary database or server. Full backups of all databases take place nightly and are archived to tape. These tapes are rotated off-site two times per week to a separate third-party managed facility. We also maintain a fully redundant site for our Virginia facility, located within our headquarters, which would serve as our primary site in the event that a disaster was to render one of the third-party sites inoperable.

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

Sales and Marketing

We sell our solutions through our direct sales organization, the Internet and third-party resellers. Our direct sales organization is separated into new sales and existing customer base sales groups. In our new sales group, we employ telesales personnel to make initial calls to potential customers and to qualify customer leads. We employ inside sales and field sales personnel to close sales with customers. Our existing customer base sales group focuses on renewing customer relationships and expanding those relationships by selling additional users and modules to our customers. We currently have regional field operations offices in Maryland, Virginia, California, London, England and Bangkok, Thailand as well as resellers in Spain, France, Italy and Asia. International revenue accounted for approximately 7% of our total revenue in 2006 and 9% in 2007; however, we expect international markets to provide increased opportunities for our solution offerings in the future.

We have relationships with several indirect channel distributors, which in the aggregate accounted for approximately 5% of our total revenue in 2007. In the future, we may establish additional strategic relationships with vertical market distribution partners and independent software vendor/original equipment manufacturing partners. In international markets where we do not have a direct selling presence, we rely on resellers to sell our solutions. This strategy is primarily employed in Western Europe and Asia.

Our marketing strategy is to generate qualified sales leads, build our brand and create market awareness of Vocus as a leading provider of on-demand software for public relations management. Our marketing programs include direct mail and email campaigns, search engine marketing, using our website to provide product and company information, issuing press releases on a regular basis and launching events to publicize our solutions to existing customers and prospects. We also conduct seminars, participate in trade shows and industry conferences, host an annual user conference, publish white papers relating to PR issues and develop customer reference programs, such as customer case studies.

Our Customers

As of December 31, 2007, we had 2,427 active subscription customers in various industries, including financial and insurance, technology, healthcare and pharmaceuticals and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. No single end-user customer accounted for more than 1% of our revenue in 2007.

Competition

The public relations market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry to some segments of this market. Within this segmentation, vendors are offering solutions through either on-demand or traditional on-premise delivery methods. We expect to encounter new and evolving competition as this market consolidates and matures and as organizations become more aware of the advantages and efficiencies that can be attained from the use of specialized software and other technology solutions. Currently, we primarily face competition from four sources:

•	generic desktop software and other commercially available software not specifically designed for PR;

•	PR solution providers offering products specifically designed for PR;

•	outsourced PR service providers; and

•	custom-developed solutions.

We compete with generic desktop software tools such as Microsoft Office or ACT, as well as other commercially available software solutions not specifically designed for PR. While these solutions have some application to PR, they typically lack the specialized content and specific workflow necessary to meet the complex needs of the PR market.

We compete with PR solution providers such as Cision, BurrellesLuce, United Business Media and Factiva. These vendors typically provide one or more products that each address a single problem or process within PR. We believe we are able to compete successfully with these vendors due to our comprehensive and integrated offerings and our secure, scalable application and system architecture. In particular, we believe PR departments can, in general, more readily automate and integrate many manual, paper-based and discrete business activities with our on-demand software than with our competitors’ offerings, thereby improving effectiveness, increasing productivity and lowering total cost of ownership.

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

We compete with custom-developed solutions created either internally by the organization or outside vendors. However, building a custom solution often requires extensive financial and technical resources that may not be available or cost-effective for the public relations department. In addition, in many cases the customer’s legacy database and software system were not designed to support the increasingly complex and dynamic needs of today’s PR department.

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

Intellectual Property and Proprietary Content

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have no issued patents; however, we have one pending patent application. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

We pursue the registration of our trademarks in the United States and in other countries, although we have not secured registration of all of our marks. We have registered the marks Vocus and PRWeb in the United States, and have applications pending to register the marks Vocus and PRWeb in the European Union, China, Hong Kong, Singapore and Thailand.

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

Employees

As of December 31, 2007, we had 341 full-time and part-time employees. Our employees are not covered under any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers and Key Employees

Our executive officers and key employees and their respective ages and positions as of February 22, 2008 are as follows:

Name	Age	Position

Richard Rudman*	46	Chief Executive Officer, President and Chairman
Stephen Vintz*	39	Chief Financial Officer, Treasurer and Secretary
William Wagner*	40	Chief Marketing Officer
Norman Weissberg*	46	Senior Vice President, North American Sales
Andrew Muir*	52	Managing Director, Vocus International
William Donnelly	52	Senior Vice President, Corporate Development
Darren Stewart	39	Senior Vice President, Customer Services
Mark Heys	36	Chief Technology Officer

*	Denotes an executive officer

Richard Rudman co-founded Vocus and has served as our Chief Executive Officer, President and Chairman since 1992. From 1986 through 1992, Mr. Rudman served as a senior executive at Dataway Corporation, a software development company. From 1984 through 1986, Mr. Rudman served as an accountant and systems analyst at Barlow Corporation, a privately held real estate development and management company. From 1979 through 1983, Mr. Rudman served in the United States Air Force. Mr. Rudman also serves on the board of directors of Avectra and Parature, privately held technology companies. In addition, Mr. Rudman serves on the board of directors of the Baltimore Symphony Orchestra, a non-profit organization. Mr. Rudman holds a B.S. degree in accounting from the University of Maryland and is a Certified Public Accountant.

Stephen Vintz has served as our Chief Financial Officer and Treasurer since January 2001. From November 1996 to January 2001, Mr. Vintz was Vice President of Strategic Planning and Analysis at Snyder Communications, Inc., a marketing services company. Prior to November 1996, Mr. Vintz was a manager at Ernst & Young LLP.

Mr. Vintz serves on the board of directors of Fishbowl Marketing, a privately held technology company. Mr. Vintz holds a B.B.A. degree in accounting from Loyola College of Maryland and is a Certified Public Accountant.

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

Norman Weissberg has served as our Senior Vice President, North American Sales since June 2006. From August 1998 until June 2006, he was our Vice President, Account Sales. From March 1997 to August 1998, Mr. Weissberg was a Major Accounts Manager at Xerox Corporation. Mr. Weissberg serves on the board of directors of Formatta, a privately held technology company. Mr. Weissberg holds a B.S. degree in business from the University of Maryland.

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

Darren Stewart has served as our Senior Vice President, Customer Services since February 1996. From January 1994 through February 1996, Mr. Stewart worked for Information Systems Group, a software consulting company. From September 1992 through January 1994, Mr. Stewart was Manager of Customer Service for Job Files Corporation, a privately held HR software and services company. Mr. Stewart holds a B.S. degree in business administration and finance from the University of Colorado.

Mark Heys has served as our Vice President, Development since joining Vocus in 1998. Mr. Heys was promoted to Chief Technology Officer in February 2008. From February 1996 through November 1998 Mr. Heys served as Development Manager at T4G Limited, a privately held company. Prior to T4G, Mr. Heys was the founder and CEO of Definitive Ideas, a software company focused on Point-of-Sale applications.

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

A majority of our on-demand solutions are sold pursuant to subscription agreements, and if our existing subscription customers elect either not to renew these agreements or renew these agreements for fewer modules or users, our business, financial condition and results of operations will be adversely affected.

A majority of our on-demand solutions are sold pursuant to annual subscription agreements and our customers have no obligation to renew these agreements. As a result, we may not be able to consistently and accurately predict future renewal rates. Our subscription customers’ renewal rates may decline or fluctuate or our subscription customers may renew for fewer modules or users as a result of a number of factors, including their level of satisfaction with our solutions, budgetary or other concerns, and the availability and pricing of competing products. Additionally, we may lose our subscription customers due to the high turnover rate in the PR departments of small and mid-sized organizations. If large numbers of existing subscription customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

Because we recognize subscription revenue over the term of the applicable subscription agreement, the lack of subscription renewals or new subscription agreements may not be immediately reflected in our operating results.

We recognize revenue from our subscription customers over the terms of their subscription agreements. The majority of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. As a result, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our business model continues to evolve, which may cause our results of operations to fluctuate or decline.

Our business model continues to evolve, and is therefore subject to additional risk and uncertainty. For example, through our acquisition of PRWeb International, Inc. in August 2006, we began providing online press release distribution. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of these services. Unlike our historical, subscription-based model, we recognize revenue from our online news distribution services on a per transaction basis when our customers’ press releases are made available to the public. Since our transaction revenue is not derived from subscription agreements, the amount of transaction revenue we recognize in any period could fluctuate significantly from prior periods, which could adversely affect our financial condition and results of operations.

We depend on search engines to attract new customers, and if those search engines change their listings or our relationship with them deteriorates or terminates, we may be unable to attract new customers and our business may be harmed.

We rely on search engines to attract new customers, and many of our customers locate our websites by clicking through on search results displayed by search engines such as Google and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic search results are determined and organized solely by automated criteria set by the search engine and a ranking level cannot be purchased. Advertisers can also pay search engines to place listings more prominently in search results in order to attract users to advertisers’ websites. We rely on both algorithmic and purchased listings to attract customers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, then our websites may not appear at all or may appear less prominently in search results which could result in fewer customers clicking through to our websites, requiring us to resort to other potentially costly resources to advertise and market our services. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. Additionally, the cost of purchased search listing advertising is rapidly increasing as demand for these channels grows, and further increases could greatly increase our expenses.

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

We have developed our own content that is included in the information database that we make available to our customers through our on-demand software. If our internally-developed content does not maintain market acceptance, current subscription customers may not continue to renew their subscription agreements with us, and it may be more difficult for us to acquire new subscription customers. It may become necessary for us to license content from third parties, and such content may not be available on commercially reasonable terms, if at all.

We depend on search engines for the placement of our customers’ online news distribution, and if those search engines change their listings or our relationship with them deteriorates or terminates, our reputation will be harmed and we may lose customers or be unable to attract new customers.

Our online news distribution business depends upon the placement of our customers’ news releases. If search engines on which we rely modify their algorithms or purposefully block our content, then information distributed via our online service may not be displayed or may be displayed less prominently in search results, and as a result we could lose customers or fail to attract new customers and our results of operations could be adversely affected.

We have incurred operating losses in the past and may incur operating losses in the future.

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $4.9 million for 2005, $1.1 million for 2006, and $821,000 for 2007. We expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to achieve operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth or our revenue could decline.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the use of the Internet as a commercial medium and the use of email for marketing or other consumer communications. In addition, certain government agencies or private organizations have begun to impose taxes, fees or other charges for accessing the Internet or for sending commercial email. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based services such as ours and reduce the demand for our products.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2005 and December 31, 2007, the number of our full time equivalent employees increased by approximately 134%, from 146 to 341. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than us. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options and awards they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Because we conduct operations in foreign jurisdictions, which accounted for approximately 9% of our 2007 revenues, and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

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

For example, FASB now requires companies to expense the fair value of employee stock options. Such stock option expensing required us, beginning in 2006, to value our employee stock option grants pursuant to a fair value-based model, and then recognize that value against our reported earnings over the vesting period in effect for those options. Prior to 2006, we had accounted for stock-based awards to employees in accordance with the intrinsic value method. The intrinsic value method generally results in recording less expense than the fair value method for stock- based awards. This change in accounting treatment materially and adversely affected our reported results of operations. We discuss more fully the adoption of the new rules for accounting for stock-based awards in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included elsewhere in this report.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of 662/3 percent of our stockholders;

•	require super-majority voting to amend our bylaws or specified provisions in our amended and restated certificate of incorporation;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to adopt, amend, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Lanham, Maryland, where we lease approximately 38,800 square feet under two agreements that expire in 2008 and 2011. Our content research division is located in College Park, Maryland where we lease approximately 6,400 square feet of space under an agreement that expires in 2009. Operations related to our online press release distribution service are located in Ferndale, Washington where we lease approximately 13,533 square feet of space under four agreements that expires at various times from July 2008 through December 2010. We also currently occupy several domestic and international sales and service offices in Herndon, Virginia, London, England, and Bangkok, Thailand, where we lease an aggregate of approximately 8,926 square feet under multiple leases, which have terms that expire at various times through January 2013.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us; we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows.

We believe that we have obtained adequate insurance coverage or rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

Fiscal Year Ended December 31, 2006
First Quarter	$15.34	$10.00
Second Quarter	16.40	12.19
Third Quarter	15.78	12.80
Fourth Quarter	18.11	14.87
Fiscal Year Ended December 31, 2007
First Quarter	$21.49	$16.86
Second Quarter	27.31	19.53
Third Quarter	30.12	23.10
Fourth Quarter	37.30	29.96

As of February 20, 2008, there were approximately 59 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Performance Graph

The following line graph compares cumulative total stockholder returns for the period from December 7, 2005, the date of our initial public offering, through December 31, 2007 for (1) our common stock; (2) the Nasdaq Market Index; and (3) the Nasdaq Computer & Data Processing Index. The graph assumes an investment of $100 on December 7, 2005, which was the first day on which our stock was listed on the Nasdaq Global Market. The calculations of cumulative stockholder return on the Nasdaq National Index and the Nasdaq Computer & Data Processing Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	12/7/2005	12/31/2005	12/31/2006	12/31/2007
Vocus, Inc.	$100.00	$115.44	$186.67	$383.67
Nasdaq Composite	100.00	97.93	107.25	117.77
Nasdaq Computer and Data Processing Index	100.00	97.03	103.00	125.51

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The data for the years ended December 31, 2005, 2006 and 2007 are derived from consolidated financial statements included elsewhere in this report. The data for the years ended December 31, 2003 and 2004 is derived from audited financial statements not included in this report.

	Year Ended December 31,
	2003(5)	2004(6)	2005	2006(7)	2007
	(In thousands, except per share data)

Consolidated Statement of Operations:
Revenues	$15,434	$20,393	$28,062	$40,328	$58.076
Cost of revenues(1)(2)	3,244	4,368	6,537	8,293	10,922
Accelerated amortization of prepaid royalty fees and contract termination costs	—	—	1,399	—	—

Gross profit	12,190	16,025	20,126	32,035	47,154
Operating expenses:(2)(3)
Sales and marketing	8,285	11,708	14,837	18,912	26,548
Research and development	2,201	2,064	2,515	2,896	3,822
General and administrative	4,493	3,942	6,051	9,626	14,743
Amortization of intangible assets	788	976	1,605	1,705	2,862

Total operating expenses	15,767	18,690	25,008	33,139	47,975
Loss from operations	(3,577)	(2,665)	(4,882)	(1,104)	(821)
Other income (expense):
Interest and other income	12	99	177	1,819	2,541
Interest expense	(41)	(35)	(359)	(88)	(47)

Total other income (expense)	(29)	64	(182)	1,731	2,494
Income (loss) before income taxes and cumulative effect of a change in accounting principle	(3,606)	(2,601)	(5,064)	627	1,673
Provision for income taxes	—	—	—	185	674

Income (loss) before cumulative effect of a change in accounting principal	(3,606)	(2,601)	(5,064)	442	999
Cumulative effect of a change in accounting principle(4)	896	—	—	—	—

Net income (loss)	(2,710)	(2,601)	(5,064)	442	999
Accretion of preferred stock	(1,547)	(1,582)	(1,900)	—	—

Net income (loss) attributable to common stockholders	$(4,257)	$(4,183)	$(6,964)	$442	$999

Net income (loss) attributable to common stockholders per share, basic	$(1.07)	$(1.04)	$(1.43)	$0.03	$0.06
Net income (loss) attributable to common stockholders per share, diluted	$(1.07)	$(1.04)	$(1.43)	$0.03	$0.05

(1)	Cost of revenues includes amortization of intangible assets in the following amounts:

	Year Ended December 31,
	2003	2004	2005	2006	2007

Amortization of intangible assets	$478	$397	$402	$344	$120

(2)	Cost of revenues and operating expenses include stock-based compensation from stock option awards pursuant to SFAS No. 123R, Share-Based Payment, in the following amounts:

	Year Ended December 31,
	2003	2004	2005	2006	2007

Cost of revenues	$—	$—	$—	$69	$581
Sales and marketing	—	—	—	530	1,498
Research and development	—	—	—	219	548
General and administrative	—	—	—	1,042	2,915

Total	$—	$—	$—	$1,860	$5,542

(3)	Operating expenses include stock-based compensation related to purchases of our common stock in the following amounts:

	Year Ended December 31,
	2003	2004	2005	2006	2007

Research and development	$247	$—	$—	$—	$—
General and administrative	246	—	1,006	—	—

(4)	On January 1, 2003, we changed our revenue recognition policy. This change was made to comply with provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables. Upon adoption of EITF 00-21 on January 1, 2003, we recorded a cumulative effect of a change in accounting principle of $896 representing the unrecognized revenue that would have been recognized in prior periods had we retroactively applied EITF 00-21.

(5)	On January 24, 2003, we acquired Public Affairs Technologies, Inc. a provider of software to manage corporate communications and public relations. The operating results of Public Affairs Technologies have been included in our results of operations since the date of acquisition.

(6)	On November 8, 2004, we acquired Gnossos Software, Inc., a provider of software to manage corporate communications and government relations. The operating results of Gnossos have been included in our results of operations since the date of acquisition.

(7)	On August 4, 2006, we acquired PRWeb International, Inc., an online distributor of press releases. The operating results of PRWeb have been included in our results of operations since the date of acquisition.

	December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$1,573	$7,554	$40,027	$26,506	$56,541
Working capital (deficit)	(8,590)	(5,442)	24,915	8,521	42,013
Total assets	9,571	19,618	55,836	74,770	114,243
Total debt	339	3,001	1,407	762	335
Total deferred revenue	12,393	16,052	20,696	26,631	34,964
Redeemable stock	22,488	28,830	189	33	—
Stockholders’ equity (deficit)	(28,227)	(31,738)	30,387	40,974	71,004

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of on-demand software for public relations management. Our web-based software suite helps organizations of all sizes fundamentally change the way they communicate with both the media and the public, optimizing their public relations and increasing their ability to measure its impact. Our on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our on-demand software.

We sell access to our on-demand software primarily through our direct sales channel, and to a lesser extent through third-party distributors. As of December 31, 2007, we had 2,427 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

Additionally, we are a leading provider of online distribution of press releases. We enable our customers to achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer an on-demand solution which allows our customers to widely distribute press releases containing important elements of rich media such as images, podcasts and video messages to drive Internet traffic to websites and increase brand awareness.

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

Sources of Revenues

We derive our revenues from subscription agreements and related services and from the online distribution of press releases. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We generally invoice our customers in advance of their annual subscription, with payment terms that require our customers pay us within 30 days of invoice. Our subscription agreements are non-cancelable, though customers typically have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Additionally, we derive revenue on a per-transaction basis from the online distribution of press releases. We generally receive payment in advance of the distribution of the press release.

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During 2007, professional services sold separately accounted for less than 2% of our revenues.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their PR efforts. We expect to continue to make investments in both our own content as well as content acquired from third parties and to continue to enhance our proprietary information database and news on-demand service. We expect that in 2008, cost of revenues will increase in absolute dollars but will remain relatively consistent as a percentage of revenues, as we incur expenses to expand our content offerings and our capacity to support new customers.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 46% of our 2007 revenues. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur incremental sales expense before the recognition of the related revenues.

As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2008, sales and marketing expenses will increase in absolute dollars but will remain relatively consistent as a percentage of revenues.

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in 2008, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies, but will remain relatively consistent or increase slightly as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2008, general and administrative expenses will increase in absolute dollars but will remain relatively consistent or decrease slightly as a percentage of revenues.

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

Revenue Recognition.  We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenues when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue.

Our subscription agreements generally contain multiple service elements and deliverables. These elements include access to our software and often specify initial services including implementation and training. Our subscription agreements do not provide customers the right to take possession of the software at any time.

Our revenue recognition policy considers all elements in our multiple element subscription agreements as a single unit of accounting, and accordingly, we recognize all associated fees over the subscription period, which is typically one year. We recognize our revenue over the subscription period because the access to our software is the last element delivered to the customer and the predominant element of our agreements. In applying the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. When we sell this subscription separately from professional services the price charged varies and, therefore, we cannot objectively and reliably determine the subscription’s fair value. As a result, subscription revenues are recognized ratably over the subscription period. Professional services sold separately from a subscription arrangement are recognized as the services are performed.

We distribute press releases over the Internet that are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. We recognize revenue on a per-transaction basis when the press releases are made available to the public.

Sales Commissions.  Sales commissions are expensed when a subscription agreement is executed by the customer. As a result, we incur incremental sales expense before the recognition of the related revenues.

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

As of December 31, 2007, we had $14,833,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our equity plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

Business Combinations.  We have completed acquisitions of businesses that have resulted in the recording of identifiable intangible assets based on the estimated fair value of those assets. Intangible assets consist of acquired customer relationships, a trade name, agreements not-to-compete and purchased technology. Intangible assets are amortized either on a straight-line or accelerated basis over their estimated useful lives ranging from two to seven years. Accounting for these acquisitions requires us to make determinations about the fair value of assets acquired, including intangible assets, and liabilities assumed that involve estimates and judgments.

Impairment of Long-Lived Assets.  We assess the impairment of our intangible and other long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge would be included in our results of operations. Impairment charges for the year ended December 31, 2007 were not material.

Goodwill.  We test our goodwill for impairment annually on November 1, or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions and a variety of other circumstances. We conducted the annual impairment test in 2007 with no resulting impairment.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2005	2006	2007

Revenues	100%	100%	100%
Cost of revenues	23	21	19
Accelerated amortization of prepaid royalty fees and contract termination costs	5	—	—

Gross profit	72	79	81
Operating expenses:
Sales and marketing	53	47	46
Research and development	9	7	6
General and administrative	21	24	25
Amortization of intangible assets	6	4	5

Total operating expenses	89	82	82
Loss from operations	(17)	(3)	(1)
Other income (expense), net	(1)	4	4

Income (loss) before income taxes	(18)	1	3
Provision for income taxes	—	—	1

Net income (loss)	(18)%	1%	2%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active customers as of the last day of each of the periods indicated.

	Year Ended December 31,
	2005	2006	2007

Total deferred revenue (in thousands at year end)	$20,696	$26,631	$34,964
Net cash provided by operating activities (in thousands)	$1,736	$10,412	$16,032
Active customers	1,384	1,727	2,427

Years Ended December 31, 2007 and 2006

Revenues.  Revenues for 2007 were $58.1 million, an increase of $17.8 million, or 44%, over revenues of $40.3 million for 2006. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 2,427 as of December 31, 2007 from 1,727 as of December 31, 2006 and the effect of the PRWeb acquisition, which closed in August 2006. The increase in active subscription customers was the result of adding sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $10.6 million, or 28%. The remaining increase in revenue is primarily the result of the full-year effect of PRWeb in 2007. Total deferred revenue as of December 31, 2007 was $35.0 million, representing an increase of $8.4 million, or 31%, over total deferred revenue of $26.6 million as of December 31, 2006.

Cost of Revenues.  Cost of revenues for 2007 was $10.9 million, an increase of $2.6 million, or 32%, over cost of revenues of $8.3 million for 2006. The increase in cost of revenues was due to an increase of $614,000 in employee related costs from additional personnel, $512,000 in stock-based compensation, $291,000 in hosting infrastructure costs related to the support of our subscription-based customers and $268,000 in third-party license and royalty fees related to the increase in revenues from our subscription-based customers. Our cost of revenues also increased over the prior year by $410,000 for press release distribution costs and $65,000 for hosting infrastructure costs reflecting the full-year effect of PRWeb in 2007. We had 107 full-time employee equivalents in our professional and other support services group at December 31, 2007 compared to 94 full-time employee equivalents at December 31, 2006.

Sales and Marketing Expenses.  Sales and marketing expenses for 2007 were $26.5 million, an increase of $7.6 million or 40%, over sales and marketing expenses of $18.9 million for 2006. The increase was primarily due to an increase of $2.8 million in employee related costs from additional personnel, $1.5 million in sales commissions, $1.6 million in marketing program costs and $968,000 in stock-based compensation. Our sales and marketing headcount increased by 34% as we hired sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 162 full-time sales and marketing employee equivalents as of December 31, 2007 compared to 121 full-time employee equivalents as of December 31, 2006.

Research and Development Expenses.  Research and development expenses for 2007 were $3.8 million, an increase of $926,000, or 32%, over research and development expenses of $2.9 million for 2006. The increase in research and development expenses was primarily due to an increase of $636,000 in employee related costs including the full-year effect of PRWeb personnel and an increase of $329,000 in stock-based compensation. We had 29 full-time research and development employee equivalents as of December 31, 2007 compared to 27 full-time employee equivalents as of December 31, 2006.

General and Administrative Expenses.  General and administrative expenses for 2007 were $14.7 million, an increase of $5.1 million, or 53%, over general and administrative expenses of $9.6 million for 2006. The increase in general and administrative expenses was primarily due to an increase of $2.2 million in employee related costs, $467,000 in rents and facility costs relating to expansion of our offices and our acquisition of PRWeb and $1.9 million in stock-based compensation. Our general and administrative headcount increased by 26% as we hired additional personnel to support our growth. We had 43 full-time employee equivalents in our general and administrative group at December 31, 2007 compared to 34 full time employee equivalents at December 31, 2006.

Amortization of Intangible Assets.  Amortization of intangible assets for 2007 was $2.9 million, an increase of $1.2 million, or 68%, over amortization of intangible assets of $1.7 million for 2006. The increase in amortization expense reflects a full year of amortization attributable to the intangible assets acquired with PRWeb.

Other Income (Expense).  Other income for 2007 was $2.5 million, an increase of $763,000, or 44% compared to $1.7 million for 2006. Higher average balances of cash and short-term investments resulted in increased interest income.

Provision for Income Taxes.  The provision for income taxes for 2007 was $674,000, an increase of $489,000, or 264%, over the provision for income taxes of $185,000 for 2006. The provision for income taxes in 2007 consists primarily of deferred income tax expense resulting from a full-year of amortization of tax deductible goodwill related to PRWeb and to a lesser extent, state income taxes and Federal alternative minimum tax. The provision for income taxes in 2006 consisted of deferred income tax expense resulting from the amortization of tax deductible goodwill related to PRWeb.

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

Provision for Income Taxes.  The provision for income taxes for 2006 was $185,000. No provision for income taxes was recorded in 2005. The provision for income taxes in 2006 consists of deferred income tax expense resulting from the amortization of tax deductible goodwill related to PRWeb.

Liquidity and Capital Resources

As of December 31, 2007, our principal sources of liquidity were cash and cash equivalents totaling $56.5 million, short-term investments of $10.9 million and net accounts receivable of $14.3 million.

Net cash provided by operating activities was $16.0 million in 2007 compared to $10.4 million in 2006. The increase of $5.6 million was attributable to net income for 2007 of $999,000 which included increases in non-cash charges of $3.7 million for stock-based compensation and $933,000 for amortization of acquired intangible assets and an increase in deferred revenue balance of $2.4 million, offset by an increase in payments of $1.6 million for accounts payable.

Net cash used in investing activities was $8.9 million in 2007 compared to $24.2 million in 2006. The decrease of $15.3 million was primarily attributable to cash consideration of $21.3 million related to the acquisition of PRWeb in August 2006, offset by increases in net purchases of short-term investments of $5.6 million and investments in property, equipment and software development costs of $361,000.

Net cash provided by financing activities was $22.9 million in 2007 compared to $262,000 in 2006. The increase of $22.6 million was primarily attributable to the net proceeds of $21.7 million from the sale of our common stock in a public offering in April 2007 and an increase in proceeds of $698,000 from stock option exercises in 2007.

As of December 31, 2007, we had a letter of credit outstanding in favor of our principal landlord. The letter of credit is collateralized by a $270,000 certificate of deposit which is maintained at the granting financial institution. The letter of credit renews annually through April 2011 and the certificate of deposit matures in 2011.

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

The following table summarizes our contractual obligations as of December 31, 2007 that requires us to make future cash payments.

	Payments Due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$2,703	$940	$1,247	$516	$—
Contractual commitments	2,116	1,392	720	4	—
Long-term debt under notes payable	235	202	33	—	—
Interest on long-term debt under notes payable	10	9	1	—	—
Capital lease obligations	113	37	65	11	—

Total obligations	$5,177	$2,580	$2,066	$531	$—

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, because our subscription agreements from our European subsidiary are typically denominated in the British pound sterling. Revenues from subscription agreements denominated in a foreign currency were approximately 4%, 4% and 6% of our total revenues in the years ended December 31, 2005, 2006 and 2007, respectively. Historically, exchange rate fluctuations have not significantly impacted our results of operations and cash flows.

In the future, we may utilize foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during the years ended December 31, 2005, 2006 or 2007.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Vocus, Inc.

We have audited Vocus, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vocus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Vocus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 13, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of December 31, 2006 and 2007;

•	Consolidated statements of operations for the years ended December 31, 2005, 2006 and 2007;

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2006 and 2007;

•	Consolidated statements of cash flows for the years ended December 31, 2005, 2006 and 2007; and

•	Notes to consolidated financial statements.

2. Consolidated Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts.

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

Date: March 14, 2008

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

Signature	Title	Date

/s/ Richard Rudman Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 14, 2008

/s/ Stephen Vintz Stephen Vintz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Robert Lentz Robert Lentz	Chief Technology Officer and Director	March 14, 2008

/s/ Kevin Burns Kevin Burns	Director	March 14, 2008

/s/ Gary Golding Gary Golding	Director	March 14, 2008

/s/ Ronald Kaiser Ronald Kaiser	Director	March 14, 2008

/s/ Richard Moore Richard Moore	Director	March 14, 2008

Vocus, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vocus, Inc.

We have audited the accompanying consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocus, Inc. and subsidiaries at December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 10 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also, as discussed in Note 2 to the consolidated financial statements, in 2006, the Company adopted the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, pursuant to which the Company recorded a cumulative adjustment to retained earnings as of January 1, 2006 to correct a prior period error related to deferred revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vocus, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP
McLean, Virginia
March 13, 2008

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2006	2007
	(Dollars in thousands, except per share data)

Current assets:
Cash and cash equivalents	$26,506	$56,541
Short-term investments	3,357	10,939
Accounts receivable, net of allowance for doubtful accounts of $280 and $251 at December 31, 2006 and December 31, 2007, respectively	10,139	14,354
Prepaid expenses and other current assets	1,146	1,957

Total current assets	41,148	83,791
Property, equipment and software, net	4,359	4,236
Intangible assets:
Customer relationships, net	4,115	2,599
Trade name, net	3,717	3,154
Agreements not-to-compete, net	3,587	2,804
Purchased technology, net	191	71

Intangible assets, net	11,610	8,628
Goodwill	17,112	17,090
Other assets	541	498

Total assets	$74,770	$114,243

Current liabilities:
Accounts payable	$1,459	$1,043
Accrued compensation	2,054	3,057
Accrued expenses	2,587	3,112
Current portion of notes payable and capital lease obligations	427	233
Current portion of deferred revenue	26,100	34,333

Total current liabilities	32,627	41,778
Notes payable and capital lease obligations, net of current portion	335	102
Deferred income taxes	185	639
Other liabilities	85	89
Deferred revenue, net of current portion	531	631

Total liabilities	33,763	43,239
Commitments and contingencies	—	—
Redeemable common stock, $0.01 par value, 5,000 shares issued and outstanding at December 31, 2006	33	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and December 31, 2007	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,993,515 and 18,656,415 issued at December 31, 2006 and December 31, 2007, respectively; 15,982,738 and 17,645,638 shares outstanding at December 31, 2006 and December 31, 2007, respectively	170	186
Additional paid-in capital	80,526	109,553
Treasury stock, 1,010,777 shares at December 31, 2006 and 2007, at cost	(3,283)	(3,283)
Accumulated other comprehensive loss	(48)	(60)
Accumulated deficit	(36,391)	(35,392)

Total stockholders’ equity	40,974	71,004

Total liabilities, redeemable stock and stockholders’ equity	$74,770	$114,243

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands, except per share data)

Revenues	$28,062	$40,328	$58,076
Cost of revenues, including amortization expense of $402, $344, and $120 for the years ended December 31, 2005, 2006, and 2007, respectively	6,537	8,293	10,922
Accelerated amortization of prepaid royalty fees and contract termination costs	1,399	—	—

Gross profit	20,126	32,035	47,154
Operating expenses:
Sales and marketing	14,837	18,912	26,548
Research and development	2,515	2,896	3,822
General and administrative	6,051	9,626	14,743
Amortization of intangible assets	1,605	1,705	2,862

Total operating expenses	25,008	33,139	47,975
Loss from operations	(4,882)	(1,104)	(821)
Other income (expense):
Interest and other income	177	1,819	2,541
Interest expense	(359)	(88)	(47)

Total other income (expense)	(182)	1,731	2,494

Income (loss) before provision for income taxes	(5,064)	627	1,673
Provision for income taxes	—	185	674

Net income (loss)	(5,064)	442	999
Accretion of preferred stock	(1,900)	—	—

Net income (loss) attributable to common stockholders	$(6,964)	$442	$999

Net income (loss) attributable to common stockholders per share:
Basic	(1.43)	0.03	$0.06
Diluted	(1.43)	0.03	$0.05
Weighted average shares outstanding used in computing per share amounts:
Basic	4,867,710	15,367,851	17,147,889
Diluted	4,867,710	16,339,254	18,267,020

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Deficit	Equity
	(Dollars in thousands, except per share data)

Balance at December 31, 2004	4,693,330	$47	$—	$(1,520)	$(34)	$27	$(30,258)	$(31,738)
Exercise of stock options	285,020	3	238	—	—	—	—	241
Deferred compensation related to stock option grants	—	—	—	—	1	—	(1)	—
Amortization of deferred compensation	—	—	—	—	14	—	—	14
Repurchase of 392,731 shares of common stock	—	—	—	(1,763)	—	—	—	(1,763)
Accretion of preferred stock	—	—	(238)	—	—	—	(1,662)	(1,900)
Accretion of redeemable common stock	—	—	—	—	—	—	(6)	(6)
Initial public offering, net of costs	5,000,000	50	39,971	—	—	—	—	40,021
Conversion of preferred stock	5,826,668	58	30,489	—	—	—	—	30,547
Issuance of stock options to non-employee	—	—	10	—	—	—	—	10
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	(5,064)	(5,064)

Total comprehensive loss								(5,039)

Balance at December 31, 2005	15,805,018	158	70,470	(3,283)	(19)	52	(36,991)	30,387
Cumulative effect of the adoption of SAB No. 108	—	—	—	—	—	—	158	158
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(19)	—	19	—	—	—
Initial public offering, costs	—	—	(48)	—	—	—	—	(48)
Issuance of common stock in connection with acquisition	494,543	5	7,200	—	—	—	—	7,205
Issuance of common stock to directors	5,343	—	56	—	—	—	—	56
Exercise of stock options	664,483	7	893	—	—	—	—	900
Accretion of redeemable common stock	—	—	(5)	—	—	—	—	(5)
Forfeiture of common stock redemption right	24,128	—	161	—	—	—	—	161
Stock-based compensation	—	—	1,818	—	—	—	—	1,818
Comprehensive income:
Foreign currency translation	—	—	—	—	—	(104)	—	(104)
Unrealized net gain on available for sale securities, net of tax	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	442	442

Total comprehensive income								342

Balance at December 31, 2006	16,993,515	170	80,526	(3,283)	—	(48)	(36,391)	40,974
Public offering, net of costs	1,217,137	12	21,645	—	—	—	—	21,657
Issuance of common stock to directors	5,196	—	110	—	—	—	—	110
Exercise of stock options and warrants	435,567	4	1,594	—	—	—	—	1,598
Income tax benefit from stock option exercises	—	—	78	—	—	—	—	78
Accretion of redeemable common stock	—	—	(1)	—	—	—	—	(1)
Forfeiture of common stock redemption right	5,000	—	34	—	—	—	—	34
Stock-based compensation	—	—	5,567	—	—	—	—	5,567
Comprehensive income:
Foreign currency translation	—	—	—	—	—	(25)	—	(25)
Unrealized net gain on available for sale securities, net of tax	—	—	—	—	—	13	—	13
Net income	—	—	—	—	—	—	999	999

Total comprehensive income								987

Balance at December 31, 2007	18,656,415	$186	$109,553	$(3,283)	$—	$(60)	$(35,392)	$71,004

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)

Cash flows from operating activities
Net income (loss)	$(5,064)	$442	$999
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	784	1,171	1,480
Amortization of intangible assets	2,007	2,049	2,982
Loss (gain) on disposal of assets	—	7	(26)
Impairment of long-lived assets	—	28	24
Stock-based compensation	1,030	1,874	5,657
Provision for doubtful accounts	51	182	75
Gain on extinguishment of debt	—	(128)	—
Deferred income taxes	—	185	454
Income tax benefit from the exercise of stock options	—	—	(78)
Changes in operating assets and liabilities:
Accounts receivable	(1,691)	(4,250)	(4,277)
Prepaid expenses and other current assets	198	95	(744)
Other assets	7	(58)	(25)
Accounts payable	(214)	1,180	(416)
Accrued compensation	53	568	1,020
Accrued expenses	(144)	1,167	599
Deferred revenue	4,701	5,900	8,304
Other liabilities	18	—	4

Net cash provided by operating activities	1,736	10,412	16,032
Cash flows from investing activities
Cash paid for acquisitions	—	(21,264)	—
Purchases of property and equipment	(1,391)	(790)	(1,046)
Software development and information database costs	(2,241)	(217)	(322)
Proceeds from disposal of assets	—	—	34
Purchases of short-term investments	(1,400)	(5,475)	(14,237)
Sales of short-term investments	—	2,401	625
Maturities of short-term investments	—	1,121	6,043

Net cash used in investing activities	(5,032)	(24,224)	(8,903)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	40,021	(48)	21,657
Repurchase of common stock	(2,769)	—	—
Proceeds from exercise of stock options and warrants	241	900	1,598
Proceeds from borrowings under revolving line of credit	4,416	—	—
Payments under revolving line of credit	(6,805)	—	—
Proceeds from notes payable	972	235	—
Payments on notes payable and capital lease obligations	(284)	(825)	(427)
Income tax benefit from the exercise of stock options	—	—	78

Net cash provided by financing activities	35,792	262	22,906
Effect of exchange rate changes on cash and cash equivalents	(23)	29	—

Net increase (decrease) in cash and cash equivalents	32,473	(13,521)	30,035
Cash and cash equivalents at beginning of year	7,554	40,027	26,506

Cash and cash equivalents at end of year	$40,027	$26,506	$56,541

Supplemental disclosure of cash flow information:
Cash paid for interest	$288	$67	$36
Cash paid for income taxes	$—	$—	$20
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$107	$45	$—
Conversion of redeemable preferred stock into common stock	$30,547	$—	$—
Forfeiture of common stock redemption right	$—	$161	$34
Issuance of common stock in connection with acquisition	$—	$7,205	$—

See accompanying notes.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of on-demand software for public relations management. The Company’s on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. The Company is headquartered in Lanham, Maryland with sales and other offices in Virginia, Maryland, California, Washington, London, England and Bangkok, Thailand.

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

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value based on quoted market prices. Realized gains and losses are included in other income (expense) based on the specific identification method. Net unrealized holding gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2007, the net unrealized gains on available-for-sale securities were not material. The Company owns no investments that are considered to be trading or held-to-maturity securities.

The Company regularly monitors and evaluates the fair value of its investments to identify other than temporary declines in value. Management believes no such declines in value existed at December 31, 2007.

Allowance for Doubtful Accounts

Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to the estimated net realizable value. These estimates are made by analyzing the status of significant past-due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from prior estimates. Receivables that are ultimately deemed uncollectible are charged off as a reduction of receivables and the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Software Development and Information Database Costs

The Company incurs software development costs related to its on-demand software developed for subscription services and for management information systems. Qualifying costs incurred during the application development

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

stage are capitalized. These costs generally consist of internal labor and are amortized using the straight-line method over the estimated useful life of the software, generally two years. All other development costs are expensed as incurred. The Company also capitalized the costs to acquire and develop its proprietary information database. These costs are amortized using the straight-line method over the estimated useful life of thirteen years. Costs to maintain and update the information database are expensed as cost of revenues as incurred.

Property, Equipment and Software

Property, equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded in the results of operations.

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

Goodwill

In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company tests goodwill for impairment annually on November 1, or whenever events or changes in circumstances indicate that impairment may have occurred. The Company evaluates goodwill impairment at the reporting unit level. All of the Company’s goodwill resulted from the PRWeb acquisition (see Note 4). The Company measures the goodwill impairment, if any, based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill. The Company conducted the annual impairment test for 2007 with no resulting impairment.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the years ended December 31, 2005, 2006 and 2007 were not material.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Vocus, Inc. and Subsidiaries
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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2005, 2006 and 2007 were $1,140,000, $1,433,000 and $2,664,000, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation and related interpretations (SFAS No. 123) as if the fair value or minimum value method had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon either the fair value or the minimum value method, was included as a pro forma disclosure in the notes to the Company’s financial statements.

The following illustrates the effect on the Company’s net loss attributable to common stockholders as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 (dollars in thousands, except per share data):

Year Ended
December 31,
2005

Net loss attributable to common stockholders, as reported	$(6,964)
Stock-based compensation expense, as reported	1,030
Pro forma stock-based compensation expense	(231)

Pro forma net loss attributable to common stockholders	$(6,165)

Net loss attributable to common stockholders per share:
As reported	$(1.43)
Pro forma	$(1.27)

The following assumptions were used in calculating pro forma stock-based compensation expense:

	Six Months Ended
	June 30,	December 31,
	2005	2005

Dividend yield	0%	0%
Average risk-free interest rate	4.2%	4.4%
Expected term (years)	4	4 - 6
Stock price volatility	(* )	52% - 53%

(*)	Assumption is not applicable to minimum value method

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The weighted average fair value of options granted during the year ended December 31, 2005 was $3.97.

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

As of December 31, 2006 and 2007, total assets located outside the United States were approximately 1% of total assets. Revenues from sales to customers outside the United States were approximately 6%, 7% and 9% of total revenues for the years ended December 31, 2005, 2006 and 2007, respectively.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. The Company’s adoption of FIN No. 48 did not

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

result in the recording of any previously unrecognized tax positions and did not have a material effect on its financial position or results of operations for 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the year ended December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2001 to 2007.

Earnings Per Share

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

For the year ended December 31, 2005, the effect of the Company’s outstanding common stock equivalents was not included in the calculation of diluted loss per share as the result would have been anti-dilutive and, accordingly, basic and diluted net loss per share were identical. The following summarizes the calculation of basic and diluted net income (loss) attributable to common stockholders per share (dollars in thousands, except per share amounts):

	2005	2006	2007

Net income (loss) attributable to common stockholders	$(6,964)	$442	$999
Weighted average shares outstanding, basic	4,867,710	15,367,851	17,147,889
Dilutive effect of:
Options to purchase common stock	—	757,600	1,046,643
Warrants to purchase common stock	—	213,803	72,488

Weighted average shares outstanding, diluted	4,867,710	16,339,254	18,267,020

Net income (loss) attributable to common stockholders per share:
Basic	$(1.43)	$0.03	$0.06

Diluted	$(1.43)	$0.03	$0.05

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31,
	2005	2006	2007

Options to purchase common stock	2,468,351	2,205,351	3,351,363
Warrants to purchase common or preferred stock	361,446	225,520	—

Total options and warrants to purchase common stock	2,829,797	2,430,871	3,351,363

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments of its business.

Reclassifications

Certain amounts in the prior years’ notes to the consolidated financial statements have been reclassified to conform to the current year presentation.

Adoption of SAB No. 108

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB No. 108) which addresses how the effects of prior-year uncorrected misstatements must be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify the effects of misstatements on the current year financial statements using both a balance sheet and income statement approach and to evaluate relevant quantitative and qualitative factors to determine whether a misstatement is material. The Company adopted SAB No. 108 and recorded a cumulative effect adjustment to increase its retained earnings as of January 1, 2006 related to an overstatement of its deferred revenue of $158,000 at December 31, 2005. The overstatement resulted primarily from the timing of the recognition of revenue from its subscription agreements in years prior to 2004. This amount was previously considered not to be material.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP No. 157-1), and Effective Date of FASB Statement No. 157 (FSP No. 157-2) as amendments to SFAS No. 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS No. 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. The Company is currently evaluating the effect, if any; the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to elect to measure certain eligible financial instruments at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a revised version of SFAS No. 141, which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

3.	Public Offerings of Common Stock

On December 7, 2005, the Company completed the sale of 5,000,000 shares of common stock, at a public offering price of $9.00 per share. A total of $45,000,000 in gross proceeds was raised in the initial public offering. After deducting the underwriters’ commissions and offering expenses of $5,027,000, net proceeds of the offering were $39,973,000. All of the outstanding shares of redeemable convertible preferred stock were converted into shares of common stock at the closing of the offering. In addition, warrants to acquire shares of redeemable convertible preferred stock were converted into warrants to acquire common stock.

On April 4, 2007, the Company completed the sale of 1,217,137 shares of common stock, at an offering price of $19.50 per share. A total of $23,734,000 in gross proceeds was raised by the Company in the public offering. After deducting the underwriters’ commissions and offering expenses of $2,077,000, net proceeds of the offering to the Company were $21,657,000.

4.	Acquisition

On August 4, 2006, the Company acquired certain assets and assumed certain liabilities of PRWeb. The acquisition of PRWeb allows the Company to provide an on-demand solution which allows its customers to widely distribute press releases containing important elements of new media such as images, podcasts and video messages to drive Internet traffic to websites and optimize brand awareness. The operating results of PRWeb have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase consideration consisted of $20.9 million in cash and 494,543 shares of Vocus common stock, valued at approximately $7.2 million based on the average closing market price for the two days preceding through the two days following the date of acquisition. The acquisition was accounted for under the purchase method of accounting.

The aggregate purchase consideration consisted of the following (dollars in thousands):

Cash	$20,940
Common stock	7,205
Transaction costs	324

Total purchase consideration	$28,469

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill. The total amount assigned to goodwill is deductible for tax purposes. In 2007, the Company recorded an adjustment to the assumed liabilities with a corresponding adjustment to goodwill of $22,000 related to the final fair value determination. The purchase price has been allocated as follows (dollars in thousands):

	Amortization
	Period

Trade name	7 years	$3,946
Agreements not-to-compete	5 years	3,913
Customer relationships	5 years	3,041
Purchased technology	2 years	240
Property and equipment	3 - 5 years	341
Goodwill		17,090
Assumed liabilities		(102)

Total purchase price		$28,469

The weighted-average amortization period for the intangible assets acquired is 5.6 years.

Vocus, Inc. and Subsidiaries
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

5.	Short-Term Investments

The components of cash and cash equivalents and short-term investments at December 31, 2006 are as follows (dollars in thousands):

		Unrealized		Fair Market	Cash and Cash	Short-Term
	Cost	Gains	Losses	Value	Equivalents	Investments

Cash	$14,215	$—	$—	$14,215	$14,215	$—
Money market funds	765	—	—	765	765	—
Commercial paper	9,905	—	—	9,905	9,905	—
Government-sponsored agency debt securities	2,623	4	—	2,627	1,271	1,356
Corporate notes and bonds	2,351	—	—	2,351	350	2,001

Total	$29,859	$4	$—	$29,863	$26,506	$3,357

The components of cash and cash equivalents and short-term investments at December 31, 2007 are as follows (dollars in thousands):

		Unrealized		Fair Market	Cash and Cash	Short-Term
	Cost	Gains	Losses	Value	Equivalents	Investments

Cash	$22,790	$—	$—	$22,790	$22,790	$—
Money market funds	4,816	—	—	4,816	4,816	—
Commercial paper	22,891	—	—	22,891	22,891	—
Government-sponsored agency debt securities	12,216	16	—	12,232	3,794	8,438
Certificates of deposit	4,250	1	—	4,251	2,250	2,001
Corporate notes and bonds	500	—	—	500	—	500

Total	$67,463	$17	$—	$67,480	$56,541	$10,939

The contractual maturities of short-term investments are generally one year or less. All short-term investments are classified as available-for-sale securities.

Realized gains or losses from sales and maturities of short-term investments in 2006 and 2007 were not material.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

6.	Property, Equipment and Software

Property, equipment and software consisted of the following (dollars in thousands):

	December 31,
	2006	2007

Purchased software, computer and office equipment	$3,116	$3,788
Office furniture	564	743
Leasehold improvements	847	896
Equipment under capital lease obligations	239	155
Capitalized software development costs	495	788
Information database costs	2,327	2,327

	7,588	8,697
Less accumulated depreciation and amortization	(3,229)	(4,461)

Property, equipment and software, net	$4,359	$4,236

Depreciation expense on equipment under capital leases was $27,000, $28,000 and $32,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

7.	Intangible Assets

Intangible assets at December 31, 2006 consisted of the following (dollars in thousands):

		Gross
	Useful Life	Carrying		Net Carrying
	in Years	Amount	Amortization	Amount

Customer relationships	3 - 5	$8,586	$(4,471)	$4,115
Trade name	7	3,946	(229)	3,717
Agreements not-to-compete	2 - 5	4,195	(608)	3,587
Purchased technology	2	2,251	(2,060)	191

Total		$18,978	$(7,368)	$11,610

Intangible assets at December 31, 2007 consisted of the following (dollars in thousands):

		Gross
	Useful Life	Carrying		Net Carrying
	in Years	Amount	Amortization	Amount

Customer relationships	3 - 5	$8,352	$(5,753)	$2,599
Trade name	7	3,946	(792)	3,154
Agreements not-to-compete	2 - 5	4,195	(1,391)	2,804
Purchased technology	2	1,667	(1,596)	71

Total		$18,160	$(9,532)	$8,628

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Future expected amortization of intangible assets at December 31, 2007 was as follows (dollars in thousands):

2008	$2,723
2009	1,926
2010	1,821
2011	1,260
2012	564
2013	334

$8,628

8.	Debt

Term Loans and Equipment Line of Credit

The Company has a secured revolving equipment line of credit (the Equipment Line) that provides for borrowings up to $2,000,000. In May 2007, the Company modified the Equipment Line to extend the expiration date to June 30, 2008. Outstanding borrowings under the Equipment Line convert to term loans with principal and interest payments payable monthly over a maximum period of 36 months depending on the date of the borrowing and asset purchased. Borrowings bear interest at the bank’s prime rate (7.25% at December 31, 2007), and interest is payable monthly. Borrowings are collateralized by the equipment purchased under the Equipment Line.

Future principal payments under the term loans outstanding at December 31, 2007 are as follows (dollars in thousands):

2008	$202
2009	33

Total future minimum principal payments	$235

Note Payable

In November 2006, the Company settled an outstanding note payable and related accrued interest of $428,000 by paying $300,000 resulting in a $128,000 gain on extinguishment of debt that is included in interest and other income in the accompanying companying consolidated statement of operations.

9.	Redeemable Convertible Preferred Stock

Prior to December 2005, the Company issued 5,826,668 shares of redeemable convertible preferred stock for proceeds of $23,400,000, net of $260,000 of issuance costs. In 2005, the Company recorded accretion on the preferred stock of $1,900,000. In addition, the Company issued warrants to purchase 206,016 shares of redeemable convertible preferred stock at a price of $4.85 per share and warrants to purchase 128,912 shares of common stock at a price of $4.77 per share. In connection with the Company’s initial public offering in December 2005, all shares of redeemable convertible preferred stock were converted into common stock and outstanding warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase common stock (see Note 3). At December 31, 2007, no warrants remain outstanding.

10.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 3,399,687 shares

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

have been reserved for future issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Options granted under the Plans have a 10-year term and generally vest annually over a three or four-year period. At December 31, 2007, 366,528 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan. In January 2008, the Company increased the shares reserved for future issuance under the 2005 Stock Award Plan by 882,282 shares and granted approximately 75,000 stock options and 675,000 shares of restricted stock to directors, executives and other employees.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring the recognition of compensation expense based upon the grant date fair value of its stock-based compensation awards. The effect of adopting SFAS No. 123R was a decrease in net income for the year ended December 31, 2006 of $0.12 per basic and $0.11 per diluted share. The following table sets forth the stock-based compensation expense for option awards determined pursuant to Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), that is recorded in the consolidated statements of operations (in thousands):

	Year Ended
	December 31,
	2006	2007

Cost of revenues	$69	$581
Sales and marketing	530	1,498
Research and development	219	548
General and administration	1,042	2,915

Total	$1,860	$5,542

During 2004, the Company granted certain options with an exercise price that was less than the estimated fair value of the underlying stock, resulting in deferred compensation under APB No. 25. Stock-based compensation from these awards for the years ended December 31, 2005, 2006 and 2007 was $24,000, $14,000 and $5,000, respectively. Upon the adoption of SFAS No. 123R, the related deferred compensation of $19,000 as of December 31, 2005 was reclassified as additional paid-in-capital.

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

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS No. 123R, the Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the year ended December 31, 2006 and 2007:

	Year Ended
	December 31,
	2006	2007

Stock price volatility	53%	52%
Expected term (years)	6.3	6.2
Risk-free interest rate	5.0%	4.8%
Dividend yield	0%	0%

The weighted-average grant date fair value of options granted during the year ended December 31, 2006 and 2007 was $7.74 and $11.30, respectively.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

Stock option activity is as follows:

				Weighted-	Aggregate Intrinsic
			Weighted-	Average	Value as of
	Number of	Range of	Average	Contractual	December 31,
	Options	Exercise Prices	Exercise Price	Term	2007
			(In thousands)

Balance at January 1, 2005	1,100,082	$0.30 - 4.77	$1.32
Granted	1,703,047	4.77 - 9.00	7.96
Exercised	(285,020)	0.30 - 2.99	0.85
Forfeited or cancelled	(49,758)	0.30 - 9.00	3.11

Balance at December 31, 2005	2,468,351	0.30 - 9.00	5.92
Granted	348,833	12.42 - 16.80	13.57
Exercised	(565,266)	0.30 - 9.00	1.59
Forfeited or cancelled	(46,567)	2.46 - 12.42	5.22

Balance at December 31, 2006	2,205,351	$0.30 - 16.80	$8.26
Granted	1,526,250	18.65 - 35.98	19.16
Exercised	(255,327)	0.30 - 18.65	6.26
Forfeited or cancelled	(124,911)	2.46 - 25.90	17.41

Balance at December 31, 2007	3,351,363	$0.30 - 35.98	$13.03	8.2	$72,064

Expected to vest at December 31, 2007	3,148,158	$0.30 - 35.98	$12.89	8.2	$68,116

Exercisable at December 31, 2007	893,859	$0.30 - 18.65	$7.95	7.0	$23,757

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following details the outstanding options at December 31, 2007:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	as of	Contractual	Exercise	as of	Exercise
Prices	12/31/07	Term	Price	12/31/07	Price

$ 0.30 - $ 3.59	123,160	2.9	$1.46	122,158	$1.46
$ 3.60 - $ 7.19	308,219	7.0	4.78	112,802	4.74
$ 7.20 - $10.78	1,198,234	7.9	9.00	590,817	9.00
$10.79 - $14.38	238,750	8.5	13.09	28,750	13.05
$14.39 - $17.99	52,584	8.5	15.98	11,334	16.02
$18.00 - $21.58	1,372,416	9.0	18.73	27,998	18.65
$21.59 - $35.98	58,000	9.6	27.00	—	—

	3,351,363	8.2	$13.03	893,859	$7.95

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at December 31, 2007 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2007. During the year ended December 31, 2007, the aggregate intrinsic value of options exercised was $4,890,000. The Company did not realize a significant tax benefit from these exercises as the Company has incurred cumulative losses for federal income tax purposes and has incurred cumulative losses in several states for income tax purposes. The Company recorded an excess income tax benefit of $78,000 in 2007 resulting from the tax benefits realized in certain states related to deductions from the exercise of stock options. The Company has elected to use the “with and without” method for recognition of excess income tax benefits related to stock option exercises.

As of December 31, 2007, there was $14,833,000 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plans. This cost is expected to be recognized over a weighted average period of 2.5 years. The fair value of options that vested during 2007 was $2,600,000.

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

11.	Employee Benefit Plans

The Company sponsors defined-contribution and profit-sharing plans in the United States and the United Kingdom. Total expenses for the plans for the years ended December 31, 2005, 2006 and 2007 were approximately $95,000, $213,000 and $283,000, respectively.

12.	Income Taxes

For the year ended December 31, 2005, the Company incurred losses and accordingly, no income taxes have been provided in the accompanying statements of operations for these periods. The net tax provision was comprised primarily of a deferred tax benefit related to the net operating losses offset by increases in the valuation allowance of

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the same amount. The tax provision for 2005 differed from the expected tax benefit, computed by applying the U.S. Federal statutory rate to the loss before income taxes, principally due to the effect of the increases in the valuation allowance.

The provision for income taxes for 2006 and 2007 consisted of the following (dollars in thousands):

	2006	2007

Current expense	$—	$220
Deferred expense	185	454

Provision for income taxes	$185	$674

For the years ended December 31, 2006 and 2007, the provision for income taxes differs from the expected tax provision computed by applying the U.S. Federal statutory rate to income before taxes as a result of the following:

	2006	2007

Statutory federal tax rate	35%	35%
State income taxes	11	7
Effect of foreign losses	6	8
Non-deductible stock-based compensation	24	11
Other non-deductible expenses	6	4
Changes in valuation allowance	(53)	(25)

	29%	40%

The Company’s deferred tax components consisted of the following (dollars in thousands):

	December 31,
	2006	2007

Deferred tax assets:
NOL carryforwards	$7,470	$4,035
Allowance for doubtful accounts	106	96
Deferred revenue	107	109
Accrued expenses	590	200
Depreciation	404	230
Intangible asset amortization	1,682	2,576
Stock-based compensation	538	2,382
Other	37	172

Total deferred tax assets	10,934	9,800
Valuation allowance	(10,021)	(9,044)

Net deferred tax assets	913	756

Deferred tax liabilities:
Capitalized software development	(812)	(756)
Goodwill	(185)	(639)
Other	(101)	—

Total deferred tax liabilities	(1,098)	(1,395)

Net deferred tax liabilities	$(185)	$(639)

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, the Company had net operating loss (NOL) carryforwards of approximately $16.5 million, of which approximately $13.2 million relate to the United States and will begin to expire in 2022. For the year ended December 31, 2007, losses before income taxes from foreign operations totaled $1.3 million. The utilization of a portion of the U.S. NOL carryforwards will be subject to an annual limitation due to prior changes in ownership. Additionally, despite the NOL carryforwards, the Company may have a future tax liability due to Federal alternative minimum tax or state tax requirements.

During 2007, stock options were exercised for the purchase of shares of the Company’s common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value of the common stock over the exercise price. In accordance with SFAS No. 123R, the Company will not recognize a tax benefit with respect to the stock option deductions until those deductions actually reduce income taxes payable. As such, the Company has not recorded a deferred tax asset related to the NOL carryforwards resulting from the exercise of these stock options in the financial statements. At such time as the Company utilizes these NOL carryforwards to reduce income taxes payable, the tax benefit is recorded as an increase in additional paid-in capital.

A valuation allowance has been recorded against the Company’s deferred tax assets primarily due to the inability to predict future taxable income. The Company has considered all available evidence, including its historical levels of taxable income, the future reversal of existing temporary differences and estimated future taxable income in determining the need for the valuation allowance.

13.	Commitments and Contingencies

Purchase Commitments

The Company has entered into various arrangements with vendors primarily for the distribution by the Company of the vendors’ media data and news content. Amounts paid for the distribution of third party media data and content are deferred and recognized ratably as cost of revenues over the same period in which the related revenues are recognized. The current portion and the long-term portion of the deferred fees are included in prepaid expenses and other current assets, respectively, in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2005, 2006 and 2007 was $1,520,000, $882,000 and $994,000, respectively. As of December 31, 2007, minimum required payments in future years under these arrangements are $1,392,000, $620,000, $100,000 and $4,000 in 2008, 2009, 2010 and 2011, respectively.

During 2005, the Company developed its own content to replace a significant portion of its acquired third-party content. In August 2005, the Company began providing its internally-developed content to its customers and ceased providing the replaced third-party content. Because the Company’s customers ceased using the third-party content, the Company accelerated the amortization of the related prepaid royalty fees. In addition, the Company was required to make minimum annual payments under the related data resale agreement with the third-party. The effect of the release of the Company’s internally-developed content and the related cessation of the use of the third-party’s content resulted in a charge of $1,399,000 for the year ended December 31, 2005 related to the accelerated amortization of the prepaid royalty fees and the accrual of the contractual minimum payments. The data resale agreement was subsequently terminated.

Leases

The Company has various noncancelable operating leases, primarily related to office real estate, that expire through 2013 and generally contain renewal options for up to five years. Rent expense was $822,000, $819,000 and $1,104,000 for the years ended December 31, 2005, 2006, and 2007, respectively. The Company also leases computer and office equipment under noncancelable capital leases that expire through 2011.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Future minimum lease payments under noncancelable operating and capital leases at December 31, 2007 are as follows (dollars in thousands):

	Operating	Capital
	Leases	Leases

2008	$940	$37
2009	690	36
2010	557	29
2011	337	11
2012	179	—

Total future minimum payments	$2,703	113

Less amount representing interest		(13)
Less current portion		(31)

Long-term capital lease obligations		$69

Letter of Credit

The Company has established a letter of credit in favor of its landlord. The letter of credit is collateralized by a $270,000 certificate of deposit. The certificate of deposit matures in 2011 and the balance plus accrued interest is included in other assets in the accompanying consolidated balance sheets. As of December 31, 2007 the letter of credit remained outstanding; however, no amounts had been drawn against it. The letter of credit renews annually through April 2011.

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

14.	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007

Summary consolidated statement of operations data:
Revenues	$8,262	$9,189	$10,757	$12,120	$12,597	$14,080	$15,072	$16,327
Gross profit	6,300	7,239	8,620	9,876	10,117	11,275	12,372	13,390
Net income (loss)	(182)	(2)	150	476	2	(3)	475	525
Net income (loss) per share:
Basic	$(0.01)	$(0.00)	$0.01	$0.03	$0.00	$(0.00)	$0.03	$0.03
Diluted	$(0.01)	$(0.00)	$0.01	$0.03	$0.00	$(0.00)	$0.03	$0.03
Weighted average shares outstanding used in computing per share amounts:
Basic	14,965,271	15,083,982	15,498,524	15,911,788	16,016,478	17,364,691	17,563,147	17,625,002
Diluted	14,965,271	15,083,982	16,320,518	16,806,020	16,598,471	17,364,691	18,629,400	19,184,725

Vocus, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance				Balance at
	Beginning of	Charged to			End of
	Period	Expense	Deductions		Period

Allowance for doubtful accounts:
Year ended December 31, 2005	$199	$51	$(57	)(1)	$193
Year ended December 31, 2006	193	182	(95	)(1)	280
Year ended December 31, 2007	280	75	(104	)(1)	251
Deferred tax valuation allowance:
Year ended December 31, 2005	$10,020	$1,917	$—		$11,937
Year ended December 31, 2006	11,937	(1,916)	—		10,021
Year ended December 31, 2007	10,021	(977)	—		9,044

(1)	Uncollectible accounts written-off, net of recoveries.

II-1

Index to Exhibits

Exhibit
Numbers		Exhibits

3	.1(6)	Fifth Amended and Restated Certificate of Incorporation.
3	.2(6)	Amended and Restated Bylaws.
4	.1(4)	Specimen common stock certificate.
10	.1(1)	1999 Stock Option Plan.
10	.2(1)	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.
10	.3(5)	2005 Stock Award Plan.
10	.4(10)	Form of Option Agreement for executive officers under Registrant’s 2005 Stock Award Plan.
10	.5(10)	Form of Option Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.
10	.6(1)	Agreement of Lease, dated December 21, 2000, between MOR FORBES LLLP and Registrant as amended.
10	.7(5)	Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors.
10	.8(2)	License Agreement between the Registrant and PR Newswire Association LLC, dated August 1, 2003, as amended.
10	.9(10)	Amended and Restated Agreement between the Registrant and PR Newswire Association, Inc., dated August 1, 2006.
10	.10(3)	OEM License Agreement between the Registrant and Moreover Technologies, Inc., dated March 1, 2006, as amended.
10	.11(7)	Form of Employment Agreement for Richard Rudman, Robert Lentz and Stephen Vintz, and schedule of details omitted therefrom.
10	.12(7)	Form of Employment Agreement for William Donnelly and Norman Weissberg, and schedule of details omitted therefrom.
10	.13*	Summary of board of directors’ compensation.
10	.14(8)	Employment Agreement for William Wagner dated July 17, 2006.
10	.15(8)	Indemnification Agreement for William Wagner dated July 17, 2006.
10	.16(9)	Asset Purchase Agreement, dated August 4, 2006, among the Registrant, Vocus PRW Holdings LLC, PRWeb, LLC and the sole stockholder of PRWeb International, Inc. and sole owner of PRWeb, LLC.
10	.17*	Employment Agreement for Andrew Muir, dated April 14, 2004
10	.18*	Form of Restricted Stock Agreement for executive officers under Registrant’s 2005 Stock Award Plan.
10	.19*	Form of Restricted Stock Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.
10	.20(11)	Form of Separation Agreement and Release for Robert Lentz.
21	.1*	List of subsidiaries.
23	.1*	Consent of Ernst & Young LLP.
24	.1*	Power of Attorney (included on the signature page to this report).
31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

II-2

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on August 5, 2005.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2006.

(4)	Incorporated by reference to an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on November 9, 2005.

(5)	Incorporated by reference to an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on December 6, 2005.

(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 12, 2005.

(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on July 20, 2006.

(9)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.

(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007.

(11)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 8, 2008.

II-3