Form 10-Q
period 2008-03-31
Vocus, Inc.
filed 2008-05-12
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 000-51644

Vocus, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	58-1806705 (I.R.S. Employer Identification No.)

4296 Forbes Boulevard
Lanham, Maryland 20706
(301) 459-2590
(Address including zip code, and telephone number,
including area code, of principal executive offices)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of May 2, 2008, 18,442,975 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2007	2008
		(Unaudited)
	(Dollars in thousands, except per share data)

Current assets:
Cash and cash equivalents	$56,541	$52,503
Short-term investments	10,939	20,644
Accounts receivable, net of allowance for doubtful accounts of $251and $265 at December 31, 2007 and March 31, 2008, respectively	14,354	10,808
Prepaid expenses and other current assets	1,957	2,145

Total current assets	83,791	86,100
Property, equipment and software, net	4,236	4,656
Intangible assets:
Customer relationships, net	2,599	2,231
Trade name, net	3,154	3,012
Agreements not-to-compete, net	2,804	2,609
Purchased technology, net	71	41

Intangible assets, net	8,628	7,893
Goodwill	17,090	17,090
Other assets	498	647

Total assets	$114,243	$116,386

Current liabilities:
Accounts payable	$1,043	$725
Accrued compensation	3,057	2,112
Accrued expenses	3,112	3,093
Current portion of notes payable and capital lease obligations	233	173
Current portion of deferred revenue	34,333	35,261

Total current liabilities	41,778	41,364
Notes payable and capital lease obligations, net of current portion	102	79
Deferred income taxes	639	639
Other liabilities	89	93
Deferred revenue, net of current portion	631	521

Total liabilities	43,239	42,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and March 31, 2008	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 18,656,415 and 19,403,990 shares issued at December 31, 2007 and March 31, 2008, respectively; 17,645,638 and 18,393,213 shares outstanding at December 31, 2007 and March 31, 2008, respectively	186	194
Additional paid-in capital	109,553	112,608
Treasury stock, 1,010,777 shares at cost	(3,283)	(3,283)
Accumulated other comprehensive loss	(60)	(34)
Accumulated deficit	(35,392)	(35,795)

Total stockholders’ equity	71,004	73,690

Total liabilities and stockholders’ equity	$114,243	$116,386

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2008
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$12,597	$17,867
Cost of revenues, including amortization expense of $30 for the three months ended March 31, 2007 and 2008	2,480	3,432

Gross profit	10,117	14,435
Operating expenses:
Sales and marketing	5,611	8,176
Research and development	745	1,213
General and administrative	3,408	4,638
Amortization of intangible assets	723	705

Total operating expenses	10,487	14,732
Loss from operations	(370)	(297)
Other income (expense):
Interest and other income	387	595
Interest expense	(15)	(5)

Total other income	372	590

Income before provision for income taxes	2	293
Provision for income taxes	—	696

Net income (loss)	$2	$(403)

Net income (loss) per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Weighted average shares outstanding used in computing per share amounts:
Basic	16,016,478	17,682,504
Diluted	16,598,471	17,682,504

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2008
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$2	$(403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	337	403
Amortization of intangible assets	753	735
Loss (gain) on sale of property and equipment	(16)	1
Stock-based compensation	1,250	2,457
Provision for doubtful accounts	48	169
Changes in operating assets and liabilities:
Accounts receivable	2,752	3,374
Prepaid expenses and other current assets	(542)	(187)
Other assets	(24)	(148)
Accounts payable	(499)	(316)
Accrued compensation	(482)	(945)
Accrued expenses	(93)	(20)
Deferred revenue	285	819
Other liabilities	—	4

Net cash provided by operating activities	3,771	5,943
Cash flows from investing activities:
Purchases of short-term investments	(1,924)	(15,831)
Maturities of short-term investments	1,128	6,151
Software development costs	(247)	—
Purchases of property and equipment	(453)	(823)
Proceeds from sale of property and equipment	16	—

Net cash used in investing activities	(1,480)	(10,503)
Cash flows from financing activities:
Proceeds from public offering, net of costs	(103)	—
Proceeds from exercise of stock options and warrants	209	605
Payments on notes payable and capital lease obligations	(128)	(83)

Net cash provided by (used in) financing activities	(22)	522
Effect of exchange rate changes on cash and cash equivalents	(1)	—

Net increase (decrease) in cash and cash equivalents	2,268	(4,038)
Cash and cash equivalents, beginning of period	26,506	56,541

Cash and cash equivalents, end of period	$28,774	$52,503

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Basis of Presentation

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities Exchange Commission on March 14, 2008.

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

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value based on quoted market prices. Realized gains and losses are included in other income (expense) based on the specific identification method. Net unrealized holding gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of March 31, 2008, the net unrealized gains on available-for-sale securities were not material. The Company owns no investments that are considered to be trading or held-to-maturity securities.

The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2008.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company derives its revenues from subscription arrangements and related services permitting customers to access and utilize the Company’s on-demand software and from the online distribution of press releases. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable.

Subscription agreements contain multiple service elements and deliverables. These elements include access to the Company’s on-demand software and often specify initial services including implementation and training. Subscription agreements do not provide customers the right to take possession of the software at any time.

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

The provision for income taxes for the three months ended March 31, 2008 differs from the expected tax provision computed by applying the U.S. Federal statutory rate to income before income taxes, principally due to the effects of the change in the valuation allowance related to the expected utilization of U.S. net operating loss carryforwards in the current year and to operating losses in foreign jurisdictions for which no tax benefit is currently available.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Unvested shares of restricted stock are not included in the computation of basic net income (loss) per share until vested. Diluted net income per share includes the potential dilution that

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income per share includes the effect of unvested shares of restricted stock. For the three months ended March 31, 2008, the effect of the Company’s outstanding common stock equivalents and unvested shares of restricted stock was not included in the calculation of diluted loss per share as the result would have been anti-dilutive and, accordingly, basic and diluted net loss per share were identical. The following summarizes the calculation of basic and diluted net income (loss) per share (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2008

Net income (loss)	$2	$(403)
Weighted average shares outstanding, basic	16,016,478	17,682,504
Dilutive effect of:
Options to purchase common stock	411,752	—
Warrants to purchase common stock	170,241	—

Weighted average shares outstanding, diluted	16,598,471	17,682,504

Net income (loss) per share:
Basic	$0.00	$(0.02)

Diluted	$0.00	$(0.02)

For the three months ended March 31, 2008, 3,240,921 outstanding stock options and 672,530 unvested shares of restricted stock were excluded from the calculation of diluted earnings per share as the result would be anti-dilutive. These options and unvested shares of restricted stock could be dilutive in the future.

3.	Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP No. 157-1), and Effective Date of FASB Statement No. 157 (FSP No. 157-2) as amendments to SFAS No. 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS No. 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and non-financial liabilities for which the effective date has been deferred to January 1, 2009. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP No. 157-2 and such adoption did not have a material impact on its financial statements.

The Company measures certain financial assets at fair value, including cash equivalents and short-term investments. SFAS No. 157 specifies a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2	—	Inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
Level 3	—	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following financial assets are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following levels of inputs as of March 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents(1)	$24,480	$24,480	$—	$—
Short-term investments(2)	20,644	20,644	—	—

Total	$45,124	45,124	—	—

(1)	Cash equivalents consist of money market funds and debt securities with original maturity dates of less than three months for which the fair value is determined through quoted market prices.

(2)	Short-term investments consist of available-for-sale debt securities, with original maturity dates of three months or greater for which the fair value is determined through quoted market prices.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to elect to measure certain eligible financial instruments at fair value at specified election dates. The Company adopted SFAS No. 159 on January 1, 2008. However, the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the three months ended March 31, 2008 and therefore such adoption did not have any impact on its financial statements.

4.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R). The Company’s share-based arrangements include stock option awards and restricted stock awards.

The following table sets forth the stock-based compensation expense for option awards and restricted stock awards determined pursuant to Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), that is recorded in the consolidated statements of operations for the three months ended March 31, 2007 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2007	2008

Cost of revenues	$115	$265
Sales and marketing	326	669
Research and development	110	181
General and administration	587	1,322

Total	$1,138	$2,437

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock Option Awards

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The Company became a public entity in December 2005, and therefore has a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110 (SAB No. 110) whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and accordingly, uses an expected dividend yield of zero. The Company recognizes compensation expense for its option awards on a straight-line basis over the requisite service period of the award.

The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three months ended March 31, 2007 and 2008:

	Three Months Ended
	March 31,
	2007	2008

Stock price volatility	51%	54%
Expected term (years)	6.2	6.1
Risk-free interest rate	4.8%	3.1%
Dividend yield	0%	0%

The summary of stock option activity for the three months ended March 31, 2008 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	March 31,
	Options	Share	Term	2008
				(In thousands)

Balance outstanding at December 31, 2007	3,351,363	$13.03
Granted	75,540	29.42
Exercised	(67,148)	9.01
Forfeited or cancelled	(118,834)	15.27

Balance outstanding at March 31, 2008	3,240,921	$13.41	8.0	$42,456

Options vested and expected to vest at March 31, 2008	3,078,542	$13.29	7.7	$40,359

Exercisable at March 31, 2008	1,269,666	$10.52	7.3	$20,168

The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 and 2008 was $10.41 and $15.94, respectively. The fair value of options that vested during the three months ended March 31, 2007 and 2008 was $109,000 and $3,565,000, respectively.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at March 31, 2008 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2008 was $639,000 and $1,231,000, respectively.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of March 31, 2008, $14.0 million of total unrecognized compensation cost is related to nonvested option awards and is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the related vesting period.

The summary of restricted stock award activity for the three months ended March 31, 2008 is as follows:

Number of Shares
Underlying
Stock Awards

Balance unvested at December 31, 2007	—
Awarded	680,217
Vested	(7,687)

Balance unvested at March 31, 2008	672,530

The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2008 was $29.41.

As of March 31, 2008, $17.5 million of total unrecognized compensation cost is related to unvested shares of restricted stock and is expected to be recognized over a weighted-average period of 3.7 years.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2007.

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

We sell access to our on-demand software primarily through our direct sales channel. As of March 31, 2008, we had 2,646 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

Separately, we are a provider of online distribution of press releases. We enable our customers to achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer an on-demand solution which allows our customers to widely distribute press releases containing important elements of content-rich media such as images, podcasts and video messages designed to drive Internet traffic to websites and increase brand awareness.

We plan to continue the expansion of our customer base by expanding our direct distribution channels, expanding our international market penetration and selectively pursuing strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and professional services, and expand our domestic and international selling and marketing activities, increase the number of locations around the world where we conduct business and develop our operational and financial systems to manage a growing business. We also intend to identify and acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from the online distribution of press releases. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We invoice our customers in advance of their annual subscription, with payment terms that require our customers pay us within 30 days of invoice. Our subscription agreements are non-cancelable, though customers typically have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Additionally, we derive revenue on a per-transaction basis from the online distribution of press releases. We generally receive payment in advance of the distribution of the press release.

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the three months ended March 31, 2008, professional services sold separately accounted for less than 3% of our revenues.

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure, press release distribution, acquisition and amortization of content, amortization of purchased technology, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer and office supplies, management information systems and depreciation for computer equipment based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

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

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 46% of our revenues for the three months ended March 31, 2008. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur incremental sales expense before the recognition of the related revenues.

As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2008, sales and marketing expenses will increase in absolute dollars but will remain relatively consistent as a percentage of revenues.

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

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting and administrative personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2008, general and administrative expenses will increase in absolute dollars but will remain relatively consistent or decrease slightly as a percentage of revenues.

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

We believe that of our significant accounting policies, which are described in Note 2 to the accompanying consolidated financial statements and in our annual report on Form 10-K for the year ended December 31, 2007, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Our subscription agreements contain multiple service elements and deliverables. These elements include access to our software and often specify initial services including implementation and training. Our subscription agreements do not provide customers the right to take possession of the software at any time.

Our revenue recognition policy considers all elements in our multiple element subscription agreements as a single unit of accounting, and accordingly, we recognize all associated fees over the subscription period, which is typically one year. We recognize our revenue over the subscription period because the access to our software is the last element delivered to the customer and the predominant element of our agreements. In applying the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. When we sell this subscription separately from professional services the price charged varies and, therefore, we cannot objectively and reliably determine the subscription’s fair value. As a result, subscription revenues are recognized ratably over the subscription period. Professional services sold separately from a subscription arrangement are recognized as the services are performed.

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

Stock-Based Compensation.  We recognize stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R). Our share-based arrangements include stock option awards and restricted stock awards.

We use the Black-Scholes option pricing model to measure the fair value of our option awards. We became a public entity in December 2005, and therefore have a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110 (SAB No 110) whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and accordingly, use an expected dividend yield of zero. We recognize compensation expense for our option awards on a straight-line basis over the requisite service period of the award.

The fair value of our restricted stock awards is determined based on the quoted closing market price of our common stock at the grant date and is recognized on a straight-line basis over the related vesting period.

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

	Three Months
	Ended March 31,
	2007	2008

Revenues	100%	100%
Cost of revenues	20	19

Gross profit	80	81
Operating expenses:
Sales and marketing	44	46
Research and development	6	6
General and administrative	27	26
Amortization of intangible assets	6	4

Total operating expenses	83	82
Loss from operations	(3)	(1)
Other income, net	3	3

Income before provision for income taxes	—	2
Provision for income taxes	—	4

Net income (loss)	—%	(2)%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active subscription customers as of the last day of each of the periods indicated.

	Three Months
	Ended
	March 31,
	2007	2008

Total deferred revenue (in thousands at end of period)	$26,919	$35,782
Net cash provided by operating activities (in thousands)	$3,771	$5,943
Active subscription customers	1,832	2,646

Three Months Ended March 31, 2008 and 2007

Revenues.  Revenues for the three months ended March 31, 2008 were $17.9 million, an increase of $5.3 million, or 42%, over revenues of $12.6 million for the comparable period in 2007. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 2,646 as of March 31, 2008 from 1,832 as of March 31, 2007. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $3.9 million, or 37%. The remaining increase in revenue is primarily attributable to the online distribution of press releases. Total deferred revenue as of March 31, 2008 was $35.8 million, representing an increase of $8.9 million, or 33%, over total deferred revenue of $26.9 million as of March 31, 2007.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2008 was $3.4 million, an increase of $952,000, or 38%, over cost of revenues of $2.5 million for the comparable period in 2007. The increase in cost of revenues was primarily due to an increase of $447,000 in employee related costs, $223,000 in third-party license and royalty fees and $150,000 in stock-based compensation. We had 133 full-time employee equivalents in our professional and other support services group at March 31, 2008 compared to 99 full-time employee equivalents at March 31, 2007.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended March 31, 2008 were $8.2 million, an increase of $2.6 million, or 46%, over sales and marketing expenses of $5.6 million for the comparable period in 2007. The increase was primarily due to an increase of $963,000 in employee related costs from additional personnel, $360,000 in sales commissions, $831,000 in marketing program costs and $343,000 in stock-based compensation. Our sales and marketing headcount increased by 31% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 176 full-time employee equivalents in sales and marketing at March 31, 2008 compared to 134 full-time employee equivalents at March 31, 2007.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2008 were $1.2 million, an increase of $468,000, or 63%, over research and development expenses of $745,000 for the comparable period in 2007. The increase in research and development expenses was primarily due to an increase of $118,000 in employee related costs and an increase of $71,000 in stock-based compensation. For the three months ended March 31, 2008 and 2007, we capitalized $0 and $247,000, respectively of employee-related costs for internally developed software used in our subscription services. We had 36 full-time employee equivalents in research and development at March 31, 2008 compared to 31 full-time employee equivalents at March 31, 2007.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2008 were $4.6 million, an increase of $1.2 million, or 36%, over general and administrative expenses of $3.4 million for the comparable period in 2007. The increase in general and administrative expenses was primarily due to an increase of $270,000 in employee related costs and $735,000 in stock-based compensation. We had 39 full-time employee equivalents in our general and administrative group at March 31, 2008 compared to 33 full-time employee equivalents at March 31, 2007.

Other Income (Expense).  Other income for the three months ended March 31, 2008 was $590,000, an increase of $218,000, or 59%, compared to $372,000 for the comparable period in 2007. Higher average balances of cash and short-term investments resulted in increased interest income in 2008.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2008 was $696,000, which reflects our estimated annual effective tax rate for 2008. The provision for income taxes for the three months ended March 31, 2008 differs from the expected tax provision computed by applying the U.S. Federal statutory rate to income before income taxes, principally due to the effects of the change in the valuation allowance related to the expected utilization of U.S. net operating loss carryforwards in the current year and to operating losses in foreign jurisdictions for which no tax benefit is currently available. No provision for income taxes was recorded in the three months ended March 31, 2007 as such amount was not material based upon the estimated annual effective tax rate for 2007.

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling $52.5 million, short-term investments totaling $20.6 million and net accounts receivable of $10.8 million.

Net cash provided by operating activities was $5.9 million for the three months ended March 31, 2008 and $3.8 million for the comparable period in 2007. The increase of $2.1 million was primarily attributable to an increase in non-cash charges of $1.2 million for stock-based compensation, an increase in the net change in accounts receivable of $622,000 and an increase in our deferred revenue balance compared to the same period last year of $534,000, offset by an increase in the net loss of $405,000 for the three months ended March 31, 2008. Our accounts receivable balance as of March 31, 2008 decreased by $3.5 million from December 31, 2007 compared to a decrease of $2.8 for the same period last year, reflecting primarily the collections of amounts invoiced to our customers in the fourth quarter.

Net cash used in investing activities was $10.5 million during the three months ended March 31, 2008, and $1.5 million for the comparable period in 2007. The increase of $9.0 million was due primarily to increased net purchases of short-term investments of $8.9 million for the three months ended March 31, 2008.

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2007. Our exposures to market risk have not changed materially since December 31, 2007.

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

If we fail to develop our brands, our business may suffer.

We believe that developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Our online press release and news distribution is a trusted information source. To the extent we were to distribute an inaccurate or fraudulent press release, our reputation could be harmed, even though we are not responsible for the content distributed via our online news distribution service.

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

All of our solutions reside on hardware that we own or lease and operate that is currently located in two third-party facilities maintained and operated in Virginia and Washington. Our third-party facility providers do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend, in part, on our third-party facility providers’ ability to protect systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangements are terminated, or there is a lapse of service or damage to such third-

party facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities and services.

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

One of our business strategies is to selectively acquire companies which would either expand our solutions’ functionality, provide access to new customers or markets, or both. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from subscription customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

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

We are dependent on our executive officers and other key personnel, and the loss of any of them may prevent us from implementing our business plan in a timely manner if at all.

Our success depends largely upon the continued services of our executive officers. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our development personnel that require them to remain our employees nor do the employment agreements we have with our executive officers require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. We do not currently maintain key man life insurance on any of our executives, and such insurance, if obtained in the future, may not be sufficient to cover the costs of recruiting and hiring a replacement or the loss of an executive’s services. The loss of one or more of our key employees could seriously harm our business.

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

Many new laws, regulations and standards have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices and have created uncertainty for public companies. These new laws, regulations and standards are subject to interpretations due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by varying regulatory bodies. This may cause continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our implementation of these reforms and enhanced new disclosures may result in increased general and administrative expenses and a significant diversion of management’s time and attention from revenue-generating activities. Any unanticipated difficulties in implementing these reforms could result in material delays in complying with these new laws, regulations and standards or significantly increase our operating costs.

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

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
10	.1*	Separation Agreement and Release, dated February 8, 2008 between the Company and Robert Lentz.
10	.2*	First Amendment to Separation and Release, dated April 17, 2008 between the Company and Robert Lentz.
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: May 12, 2008

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
10	.1*	Separation Agreement and Release, dated February 8, 2008 between the Company and Robert Lentz.
10	.2*	First Amendment to Separation and Release, dated April 17, 2008 between the Company and Robert Lentz.
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.