Form 10-Q
period 2008-06-30
Vocus, Inc.
filed 2008-08-11
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐     No ☑

As of August 4, 2008, 18,790,970 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2007	2008
		(Unaudited)
	(Dollars in thousands, except per share data)

Current assets:
Cash and cash equivalents	$56,541	$58,120
Short-term investments	10,939	23,238
Accounts receivable, net of allowance for doubtful accounts of $251 and $241 at December 31, 2007 and June 30, 2008, respectively	14,354	10,559
Current portion of deferred income taxes	—	596
Prepaid expenses and other current assets	1,957	2,333

Total current assets	83,791	94,846
Property, equipment and software, net	4,236	5,200
Intangible assets:
Customer relationships, net	2,599	1,863
Trade name, net	3,154	2,871
Agreements not-to-compete, net	2,804	2,413
Purchased technology, net	71	11

Intangible assets, net	8,628	7,158
Goodwill	17,090	17,090
Deferred income taxes, net of current portion	—	3,839
Other assets	498	676

Total assets	$114,243	$128,809

Current liabilities:
Accounts payable	$1,043	$618
Accrued compensation	3,057	3,040
Accrued expenses	3,112	2,568
Current portion of notes payable and capital lease obligations	233	236
Current portion of deferred revenue	34,333	36,400

Total current liabilities	41,778	42,862
Notes payable and capital lease obligations, net of current portion	102	186
Deferred income taxes	639	—
Other liabilities	89	81
Deferred revenue, net of current portion	631	1,106

Total liabilities	43,239	44,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and June 30, 2008	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 18,656,415 and 19,634,951 shares issued at December 31, 2007 and June 30, 2008, respectively; 17,645,638 and 18,624,174 shares outstanding at December 31, 2007 and June 30, 2008, respectively	186	196
Additional paid-in capital	109,553	117,854
Treasury stock, 1,010,777 shares at cost	(3,283)	(3,283)
Accumulated other comprehensive loss	(60)	(62)
Accumulated deficit	(35,392)	(30,131)

Total stockholders’ equity	71,004	84,574

Total liabilities and stockholders’ equity	$114,243	$128,809

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$14,080	$19,085	$26,677	$36,952
Cost of revenues, including amortization expense of $30 for the three months ended June 30, 2007 and 2008, and $60 for the six months ended June 30, 2007 and 2008	2,805	3,627	5,285	7,059

Gross profit	11,275	15,458	21,392	29,893
Operating expenses:
Sales and marketing	6,616	8,483	12,227	16,659
Research and development	976	1,360	1,721	2,573
General and administrative	3,666	5,356	7,074	9,994
Amortization of intangible assets	723	705	1,446	1,410

Total operating expenses	11,981	15,904	22,468	30,636
Loss from operations	(706)	(446)	(1,076)	(743)
Other income (expense):
Interest and other income	717	510	1,104	1,105
Interest expense	(14)	(9)	(29)	(14)

Total other income	703	501	1,075	1,091
Income (loss) before benefit from income taxes	(3)	55	(1)	348
Benefit from income taxes	—	(5,609)	—	(4,913)

Net income (loss)	$(3)	$5,664	$(1)	$5,261

Net income (loss) per share:
Basic	$(0.00)	$0.32	$(0.00)	$0.30
Diluted	$(0.00)	$0.30	$(0.00)	$0.28
Weighted average shares outstanding used in computing per share amounts:
Basic	17,364,691	17,868,247	16,694,309	17,775,375
Diluted	17,364,691	18,957,313	16,694,309	18,788,388

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2008
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(1)	$5,261
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	710	883
Amortization of intangible assets	1,506	1,470
Gain on sale of property and equipment	(28)	—
Stock-based compensation	2,699	5,158
Provision for doubtful accounts	43	156
Deferred income taxes	—	(5,094)
Changes in operating assets and liabilities:
Accounts receivable	1,419	3,637
Prepaid expenses and other current assets	(573)	(376)
Other assets	(55)	(175)
Accounts payable	(485)	(427)
Accrued compensation	238	(19)
Accrued expenses	(521)	(546)
Deferred revenue	1,551	2,540
Other liabilities	10	(7)

Net cash provided by operating activities	6,513	12,461
Cash flows from investing activities:
Purchases of short-term investments	(2,420)	(34,939)
Maturities of short-term investments	4,121	22,671
Software development costs	(341)	—
Purchases of property and equipment	(558)	(1,489)
Proceeds from sale of property and equipment	28	—

Net cash provided by (used in) investing activities	830	(13,757)
Cash flows from financing activities:
Proceeds from public offering, net of costs	21,666	—
Proceeds from exercise of stock options and warrants	573	3,152
Payments on notes payable and capital lease obligations	(241)	(267)

Net cash provided by financing activities	21,998	2,885
Effect of exchange rate changes on cash and cash equivalents	3	(10)

Net increase in cash and cash equivalents	29,344	1,579
Cash and cash equivalents, beginning of period	26,506	56,541

Cash and cash equivalents, end of period	$55,850	$58,120

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Basis of Presentation

Vocus, Inc. (Vocus or the Company) is a leading provider of on-demand software for public relations management. The Company’s on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. The Company is headquartered in Lanham, Maryland with sales and other offices in Virginia, Maryland, California, Washington, London, England, Dusseldorf, Germany and Bangkok, Thailand.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities Exchange Commission on March 14, 2008.

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

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value based on quoted market prices. Realized gains and losses are included in other income (expense) based on the specific identification method. Net unrealized holding gains and losses on available-for-sale securities are reported as a component of other comprehensive loss, net of tax. As of June 30, 2008, the net unrealized gains on available-for-sale securities were not material. The Company owns no investments that are considered to be trading or held-to-maturity securities.

The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2008.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Unvested shares of restricted stock are not included in the computation of basic net income (loss) per share until vested. Diluted net income per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common. Diluted net income per share also includes the effect of unvested shares of restricted stock. The following summarizes the calculation of basic and diluted net income (loss) per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net income (loss)	$(3)	$5,664	$(1)	$5,261
Weighted average shares outstanding, basic	17,364,691	17,868,247	16,694,309	17,775,375
Dilutive effect of:
Options to purchase common stock	—	1,071,784	—	1,013,013
Unvested shares of restricted stock	—	17,282	—	—

Weighted average shares outstanding, diluted	17,364,691	18,957,313	16,694,309	18,788,388

Net income (loss) per share:
Basic	$(0.00)	$0.32	$(0.00)	$0.30

Diluted	$(0.00)	$0.30	$(0.00)	$0.28

For the three and six months ended June 30, 2007, 3,533,397 outstanding stock options were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive. For the six months ended June 30, 2008, 672,345 unvested shares of restricted stock were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on one segment.

3.	Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP No. 157-1), and Effective Date of FASB Statement No. 157 (FSP No. 157-2) as amendments to SFAS No. 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS No. 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and non-financial liabilities for which the effective date has been deferred to January 1, 2009. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP No. 157-2, and such adoption did not have a material impact on its financial statements.

The Company measures certain financial assets at fair value, including cash equivalents and short-term investments. SFAS No. 157 specifies a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following financial assets are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following levels of inputs as of June 30, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents(1)	$41,292	$41,292	$—	$—
Short-term investments(2)	23,238	23,238	—	—

Total	$64,530	$64,530	—	—

(1)	Cash equivalents consist of money market funds and debt securities with original maturity dates of less than three months for which the fair value is determined through quoted market prices.

(2)	Short-term investments consist of available-for-sale debt securities, with original maturity dates of three months or greater for which the fair value is determined through quoted market prices.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to elect to measure certain eligible financial instruments at fair value at specified election dates. The Company adopted SFAS No. 159 on January 1, 2008. However, the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the six months ended June 30, 2008 and therefore such adoption did not have any impact on its financial statements.

4.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R). The Company’s share-based arrangements include stock option awards and restricted stock awards.

The following table sets forth the stock-based compensation expense for option awards and restricted stock awards determined pursuant to Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), that is recorded in the consolidated statements of operations for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Cost of revenues	$172	$295	$287	$560
Sales and marketing	377	683	703	1,352
Research and development	153	184	263	365
General and administration	737	1,517	1,324	2,839

Total	$1,439	$2,679	$2,577	$5,116

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

The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three and six months ended June 30, 2007 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Stock price volatility	53%	—	52%	54%
Expected term (years)	6.3	—	6.2	6.0
Risk-free interest rate	4.6%	—	4.8%	3.1%
Dividend yield	0%	—	0%	0%

The summary of stock option activity for the six months ended June 30, 2008 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	June 30,
	Options	Share	Term	2008
				(In thousands)

Balance outstanding at December 31, 2007	3,351,363	$13.03
Granted	75,540	29.42
Exercised	(296,109)	10.65
Forfeited or cancelled	(148,668)	17.66

Balance outstanding at June 30, 2008	2,982,126	$13.45	7.8	$55,868

Options vested and expected to vest at June 30, 2008	2,826,676	$13.34	7.8	$53,220

Exercisable at June 30, 2008	1,064,165	$10.54	7.2	$23,023

The weighted-average grant date fair value of options granted during the three months ended June 30, 2007 was $12.91. The Company did not grant options during the three months ended June 30, 2008. The weighted-average grant date fair value of options granted during the six months ended June 30, 2007 and 2008 was $10.55 and $15.94, respectively.

The fair value of options that vested during the three months ended June 30, 2007 and 2008 was $211,000 and $228,000, respectively. The fair value of options that vested during the six months ended June 30, 2007 and 2008 was $320,000 and $3,793,000, respectively.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at June 30, 2008 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The aggregate intrinsic value of options exercised during the three months ended June 30, 2007 and 2008 was

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$1,609,000 and $3,980,000, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2008 was $2,247,000 and $5,211,000, respectively.

As of June 30, 2008, $12.2 million of total unrecognized compensation cost is related to nonvested option awards and is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the related vesting period.

The summary of restricted stock award activity for the six months ended June 30, 2008 is as follows:

Number of Shares
Underlying
Stock Awards

Balance unvested at December 31, 2007	—
Awarded	682,218
Vested	(9,873)

Balance unvested at June 30, 2008	672,345

The weighted-average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2008 was $32.17 and $29.41, respectively.

As of June 30, 2008, $16.4 million of total unrecognized compensation cost is related to unvested shares of restricted stock and is expected to be recognized over a weighted-average period of 3.5 years.

5.	Debt

On May 21, 2008, the Company modified its Equipment Line of Credit to extend the expiration date to June 30, 2010.

6.	Income Taxes

At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. As of December 31, 2007 and March 31, 2008, the Company determined that a full valuation allowance against its deferred tax assets was necessary primarily due to the effect of historical operating losses.

At June 30, 2008, the Company assessed the need for a valuation allowance against its deferred tax assets. The Company concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income. Accordingly, the Company reversed the valuation allowance against its U.S. deferred tax assets recording an income tax benefit of $5,609,000 for the three months ended June 30, 2008. As of June 30, 2008, the Company maintained a full valuation allowance against its foreign deferred tax assets consisting primarily of net operating loss carryforwards.

The effective tax rate for the three and six months ended June 30, 2008 differs from the U.S. Federal statutory rate primarily due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain non-deductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

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

We sell access to our on-demand software primarily through our direct sales channel. As of June 30, 2008, we had 2,911 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

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

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the three months ended June 30, 2008, professional services sold separately accounted for less than 3% of our revenues.

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

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 44% of our revenues for the three months ended June 30, 2008. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur incremental sales expense before the recognition of the related revenues.

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

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting and administrative and personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2008, general and administrative expenses will increase in absolute dollars but will remain relatively consistent or decrease slightly as a percentage of revenues.

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

Income Taxes.  We make certain estimates and judgments in determining the need for the valuation allowance for deferred income taxes. At each balance sheet date, we assess the likelihood we would be able to recover our deferred tax assets. We consider all available positive and negative evidence in assessing the need for the valuation allowance. We also consider our historical operating results and our estimates of future taxable income in assessing the need for the valuation allowance. As a result of our analysis at June 30, 2008, we concluded that it was more likely than not that we would generate sufficient future taxable income to realize our deferred tax assets. Accordingly, we reversed the valuation allowance against our U.S. deferred tax assets and recognized an income tax benefit of $5.6 million in the three months ended June 30, 2008. The assumptions we used to estimate future taxable income are consistent with the forecasts used to manage our business. However, should there be a change in our estimates or our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not likely.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the respective periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008

Revenues	100%	100%	100%	100%
Cost of revenues	20	19	20	19

Gross profit	80	81	80	81
Operating expenses:
Sales and marketing	47	44	46	45
Research and development	7	7	6	7
General and administrative	26	28	27	27
Amortization of intangible assets	5	4	5	4

Total operating expenses	85	83	84	83
Loss from operations	(5)	(2)	(4)	(2)
Other income (expense), net	5	3	4	3

Income (loss) before benefit from income taxes	—	1	—	1
Benefit from income taxes	—	(29)	—	(13)

Net income (loss)	0%	30%	0%	14%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active subscription customers as of the last day of each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Total deferred revenue (in thousands at end of period)	$28,228	$37,506	$28,228	$37,506
Net cash provided by operating activities (in thousands)	$2,744	$6,517	$6,513	$12,461
Active customers	2,004	2,911	2,004	2,911

Three Months Ended June 30, 2008 and 2007

Revenues.  Revenues for the three months ended June 30, 2008 were $19.1 million, an increase of $5.0 million, or 36%, over revenues of $14.1 million for the comparable period in 2007. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 2,911 as of June 30, 2008 from 2,004 as of June 30, 2007. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $4.2 million, or 37% of revenue from active subscription customers for the comparable period in 2007. The remaining increase in revenue is primarily attributable to the online distribution of press releases. Total deferred revenue as of June 30, 2008 was $37.5 million, representing an increase of $9.3 million, or 33%, over total deferred revenue of $28.2 million as of June 30, 2007.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2008 was $3.6 million, an increase of $822,000, or 29%, over cost of revenues of $2.8 million for the comparable period in 2007. The increase in cost of revenues was primarily due to $456,000 in employee related costs from additional personnel, $300,000 in third-party license and royalty fees and $123,000 in stock-based compensation. We had 131 full-time employee equivalents in our professional and other support services group at June 30, 2008 compared to 105 full-time employee equivalents at June 30, 2007.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended June 30, 2008 were $8.5 million, an increase of $1.9 million, or 28%, over sales and marketing expenses of $6.6 million for the comparable period in 2007. The increase was primarily due to $560,000 in employee related costs from additional personnel, $555,000 in sales commissions and incentive based compensation, $232,000 in marketing program costs and $306,000 in stock-based compensation. Our sales and marketing headcount increased by 30% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 193 full-time employee equivalents in sales and marketing at June 30, 2008 compared to 149 full-time employee equivalents at June 30, 2007.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2008 were $1.4 million, an increase of $384,000, or 39%, over research and development expenses of $976,000 for the comparable period in 2007. The increase in research and development expenses was primarily due to $287,000 in employee related costs from additional personnel and an increase of $31,000 in stock-based compensation. For the three months ended June 30, 2008, we did not capitalize any employee-related costs for internally developed software used in our subscription services. For the three months ended June 30, 2007, we capitalized $94,000 of employee-related costs for internally developed software. We had 41 full-time employee equivalents in research and development at June 30, 2008 compared to 28 full-time employee equivalents at June 30, 2007.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2008 were $5.4 million, an increase of $1.7 million, or 46%, over general and administrative expenses of $3.7 million for the comparable period in 2007. The increase in general and administrative expenses was primarily due to $182,000 in employee related costs from additional personnel, $368,000 in professional fees and $780,000 in stock-based compensation. We had 44 full-time employee equivalents in our general and administrative group at June 30, 2008 compared to 42 full-time employee equivalents at June 30, 2007.

Other Income (Expense).  Other income for the three months ended June 30, 2008 was $501,000, a decrease of $202,000, or 29%, compared to $703,000 for the comparable period in 2007. The decline in interest rate yields for debt and fixed income securities resulted in decreased interest income in 2008.

Benefit from Income Taxes.  The benefit from income taxes for the three months ended June 30, 2008 was $5.6 million. No provision for or benefit from income taxes was recorded in the three months ended June 30, 2007 as such amount was not material.

At each balance sheet date, we assess the likelihood that we would be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of profitability and estimates of future taxable income, to determine the need for the valuation allowance. At June 30, 2008, we concluded that it was more likely than not that we would be able to generate sufficient future taxable income to realize our deferred tax assets. As a result, we reversed the valuation allowance against our U.S. deferred tax assets and recorded an income tax benefit of $5.6 million. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain non-deductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

Six Months Ended June 30, 2008 and 2007

Revenues.  Revenues for the six months ended June 30, 2008 were $37.0 million, an increase of $10.3 million, or 39%, over revenues of $26.7 million for the comparable period in 2007. The increase in revenues was due to the increase in the number of total active subscription customers to 2,911 as of June 30, 2008 from 2,004 as of June 30, 2007. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $8.1 million, or 37% of revenue from active subscription customers for the comparable period in 2007. The remaining increase in revenue is primarily attributable to the online distribution of press releases. Total deferred revenue as of June 30, 2008 was $37.5 million, representing an increase of $9.3 million, or 33%, over total deferred revenue of $28.2 million as of June 30, 2007.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2008 was $7.1 million, an increase of $1.8 million, or 34%, over cost of revenues of $5.3 million for the comparable period in 2007. The increase in cost of revenues was primarily due to $890,000 in employee related costs from additional personnel, $523,000 in third-party license and royalty fees, $248,000 in hosting infrastructure costs and $273,000 in stock-based compensation. We had 131 full-time employee equivalents in our professional and other support services groups at June 30, 2008 compared to 105 full-time employee equivalents at June 30, 2007.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2008 were $16.7 million, an increase of $4.5 million, or 36%, over sales and marketing expenses of $12.2 million for the comparable period in 2007. The increase was primarily due to $1.3 million in employee related costs from additional personnel, $1.2 million in sales commissions and incentive based compensation, $1.1 million in marketing program costs and $649,000 in stock-based compensation. Our sales and marketing headcount increased by 30% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 193 full-time sales and marketing employee equivalents at June 30, 2008 compared to 149 full-time employee equivalents at June 30, 2007.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2008 were $2.6 million, an increase of $852,000, or 50%, over research and development expenses of $1.7 million for the comparable period in 2007. The increase in research and development expenses was primarily due to $403,000 in employee related costs from additional personnel and an increase of $102,000 in stock-based compensation. For the six months ended June 30, 2008, we did not capitalize any employee related costs for internally developed software used in our subscription services. For the six months ended June 30, 2007, we capitalized $341,000 of employee-related costs for internally developed software. We had 41 full-time research and development employee equivalents at June 30, 2008 compared to 28 full-time employee equivalents at June 30, 2007.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2008 were $10.0 million, an increase of $2.9 million, or 41%, over general and administrative expenses of $7.1 million for the comparable period in 2007. The increase in general and administrative expenses was primarily due to $341,000 in employee related costs from additional personnel, $435,000 in professional fees, $188,000 in rents and facility costs relating to expansion of our offices and $1.5 million in stock-based compensation. We had 44 full-time employee equivalents in our general and administrative group at June 30, 2008 compared to 42 full-time employee equivalents at June 30, 2007.

Amortization of Intangible Assets.  Amortization of intangible assets for the six months ended June 30, 2008 and 2007 was $1.4 million.

Other Income (Expense).  Other income for the six months ended June 30, 2008 and 2007 was $1.1 million.

Benefit from Income Taxes.  The benefit from income taxes for the six months ended June 30, 2008 was $4.9 million. No provision or benefit from income taxes was recorded for the six months ended June 30, 2007 as such amount was not material.

At each balance sheet date, we assess the likelihood that we would be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of profitability and estimates of future taxable income, to determine the need for the valuation allowance. At June 30, 2008, we concluded that it was more likely than not that we would be able to generate sufficient future taxable income to realize our deferred tax assets. As a result, we reversed the valuation allowance against our U.S. deferred tax assets and recorded an income tax benefit of $4.9 million. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain non-deductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

Liquidity and Capital Resources

At June 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling $58.1 million, short-term investments totaling $23.2 million and net accounts receivable of $10.6 million.

Net cash provided by operating activities was $12.4 million for the six months ended June 30, 2008 and $6.5 million for the comparable period in 2007. The increase of $5.9 million was primarily attributable to an increase in non-cash charges of $2.5 million for stock-based compensation, an increase in the net change in accounts receivable of $2.2 million and an increase in our deferred revenue balance compared to the same period last year of $989,000. For the six months ended June 30, 2008, our net income increased by $5.3 million compared to the same period last year. Included in the $5.3 million increase was a benefit from income taxes of $4.9 million resulting from the reversal of the valuation allowance against our U.S. deferred tax assets. Our accounts receivable balance as of June 30, 2008 decreased by $3.8 million from December 31, 2007 compared to a decrease of $1.4 million for the same period last year, reflecting primarily the collections of amounts invoiced to our customers in the fourth quarter of 2007.

Net cash used in investing activities was $13.8 million during the six months ended June 30, 2008, and net cash provided by investing activities was $830,000 for the comparable period in 2007. The increase in net cash used of $14.6 million was due primarily to increased net purchases of short-term investments of $14.0 million for the six months ended June 30, 2008.

Net cash provided by financing activities was $2.9 million during the six months ended June 30, 2008 and $22.0 million for the comparable period in 2007. The decrease of $19.1 million is primarily attributable to the sale of our common stock in a public offering in April 2007. We received net proceeds of $21.7 million from this offering.

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our online press release and news distribution is a trusted information source. To the extent we were to distribute an inaccurate or fraudulent press release, our reputation could be harmed, even though we are not responsible for the content distributed via our online new distribution service.

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

All of our solutions reside on hardware that we own or lease and operate. Our hardware is currently located in two third-party facilities maintained and operated in Virginia and Washington. Our third-party facility providers do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend, in part, on our third-party facility providers’ ability to protect systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangements are terminated, or there is a lapse of service or damage to such third-party facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities and services.

Our disaster recovery computer hardware and systems are located at a third-party facility in Baltimore, Maryland. Our disaster recovery systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at our third-party facilities. Moreover, our disaster recovery computer hardware and systems are located within the same geographic region as one of our third-party facilities and may be equally or more affected by any disaster affecting such third-party facilities. Any or all of these events could cause our customers to lose access to our on-demand software. In addition, the failure by our third-party facilities to meet our capacity requirements could result in interruptions in such service or impede our ability to scale our operations.

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

Our Annual Meeting of Stockholders was held on May 22, 2008. We solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statements and all such nominees were elected. The continuing directors whose terms expire in 2009 are Gary Golding and Richard Moore. The continuing director whose term expires in 2010 is Robert Lentz. At the meeting, the matters listed below were submitted to a vote of our stockholders.

Proposal One:  The election of three directors to serve until the 2011 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

(1) 15,036,255 votes were cast for the election of Kevin Burns as a director, and 1,132,445 votes were withheld; and

(2) 15,045,450 votes were cast for the election of Ronald Kaiser as a director, and 1,123,250 votes were withheld; and

(3) 8,145,177 votes were cast for the election of Richard Rudman as a director, and 8,023,523 votes were withheld.

Proposal Two:  Ratification of independent registered public accounting firm for 2008. The vote with respect to Ernst & Young LLP was as follows:

16,055,418 votes were cast for the ratification of Ernst & Young LLP as our independent registered accounting firm, 72,515 against, and 40,766 abstentions.

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
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: August 11, 2008

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