Form 10-Q
period 2008-09-30
Vocus, Inc.
filed 2008-11-10
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of October 31, 2008, 19,022,789 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	September 30,
	2007	2008
		(Unaudited)
	(Dollars in thousands, except
	per share data)

Current assets:
Cash and cash equivalents	$56,541	$66,621
Short-term investments	10,939	22,992
Accounts receivable, net of allowance for doubtful accounts of $251 and $271 at December 31, 2007 and September 30, 2008, respectively	14,354	10,677
Current portion of deferred income taxes	—	596
Prepaid expenses and other current assets	1,957	2,161

Total current assets	83,791	103,047
Property, equipment and software, net	4,236	5,051
Intangible assets:
Customer relationships, net	2,599	1,511
Trade name, net	3,154	2,731
Agreements not-to-compete, net	2,804	2,217
Purchased technology, net	71	—

Intangible assets, net	8,628	6,459
Goodwill	17,090	17,090
Deferred income taxes, net of current portion	—	3,894
Other assets	498	639

Total assets	$114,243	$136,180

Current liabilities:
Accounts payable	$1,043	$730
Accrued compensation	3,057	2,455
Accrued expenses	3,112	2,639
Current portion of notes payable and capital lease obligations	233	203
Current portion of deferred revenue	34,333	36,912

Total current liabilities	41,778	42,939
Notes payable and capital lease obligations, net of current portion	102	190
Deferred income taxes	639	—
Other liabilities	89	76
Deferred revenue, net of current portion	631	968

Total liabilities	43,239	44,173
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and September 30, 2008	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 18,656,415 and 20,038,765 shares issued at December 31, 2007 and September 30, 2008, respectively; 17,645,638 and 19,027,988 shares outstanding at December 31, 2007 and September 30, 2008, respectively	186	200
Additional paid-in capital	109,553	124,977
Treasury stock, 1,010,777 shares at cost	(3,283)	(3,283)
Accumulated other comprehensive income (loss)	(60)	26
Accumulated deficit	(35,392)	(29,913)

Total stockholders’ equity	71,004	92,007

Total liabilities and stockholders’ equity	$114,243	$136,180

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
		(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$15,072	$19,953	$41,749	$56,905
Cost of revenues, including amortization expense of $30 and $11 for the three months ended September 30, 2007 and 2008, respectively and $90 and $71 for the nine months ended September 30, 2007 and 2008, respectively	2,700	3,701	7,985	10,760

Gross profit	12,372	16,252	33,764	46,145
Operating expenses:
Sales and marketing	6,747	8,837	18,974	25,496
Research and development	1,049	1,306	2,770	3,879
General and administrative	3,644	5,641	10,718	15,635
Amortization of intangible assets	711	688	2,157	2,098

Total operating expenses	12,151	16,472	34,619	47,108
Income (loss) from operations	221	(220)	(855)	(963)
Other income (expense):
Interest and other income	669	507	1,773	1,612
Interest expense	(11)	(7)	(40)	(21)

Total other income	658	500	1,733	1,591
Income before provision (benefit) for income taxes	879	280	878	628
Provision (benefit) for income taxes	404	62	404	(4,851)

Net income	$475	$218	$474	$5,479

Net income per share:
Basic	$0.03	$0.01	$0.03	$0.31
Diluted	$0.03	$0.01	$0.03	$0.29
Weighted average shares outstanding used in computing per share amounts:
Basic	17,563,147	18,193,456	16,987,104	17,915,754
Diluted	18,629,400	19,349,935	17,878,881	18,973,109

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2008
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$474	$5,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,100	1,357
Amortization of intangible assets	2,247	2,169
Gain on sale of property and equipment	(26)	—
Impairment on long-lived assets	—	20
Stock-based compensation	4,169	8,392
Provision for doubtful accounts	30	181
Deferred income taxes	—	(5,094)
Changes in operating assets and liabilities:
Accounts receivable	(281)	3,404
Prepaid expenses and other current assets	(314)	(332)
Other assets	(54)	(151)
Accounts payable	(1,120)	(276)
Accrued compensation	101	(579)
Accrued expenses	774	(447)
Deferred revenue	2,606	3,190
Other liabilities	6	(13)

Net cash provided by operating activities	9,712	17,300
Cash flows from investing activities:
Purchases of short-term investments	(7,976)	(42,124)
Sales of short-term investments	—	800
Maturities of short-term investments	4,818	29,162
Software development costs	(341)	(23)
Purchases of property and equipment	(646)	(1,690)
Proceeds from sale of property and equipment	34	—

Net cash used in investing activities	(4,111)	(13,875)
Cash flows from financing activities:
Proceeds from public offering, net of costs	21,666	—
Proceeds from exercise of stock options and warrants	1,196	7,046
Payments on notes payable and capital lease obligations	(338)	(318)

Net cash provided by financing activities	22,524	6,728
Effect of exchange rate changes on cash and cash equivalents	3	(73)

Net increase in cash and cash equivalents	28,128	10,080
Cash and cash equivalents, beginning of period	26,506	56,541

Cash and cash equivalents, end of period	$54,634	$66,621

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities Exchange Commission on March 14, 2008.

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

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value. Realized gains and losses are included in other income (expense) based on the specific identification method. Net unrealized holding gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of September 30, 2008, the net unrealized losses on available-for-sale securities were not material. The Company owns no investments that are considered to be trading or held-to-maturity securities.

The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. At September 30, 2008, management does not believe the unrealized losses on the Company’s short-term investments are other-than-temporary.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Unvested shares of restricted stock are not included in the computation of basic net income per share until vested. Diluted net income per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common. Diluted net income per share also includes the effect of unvested shares of restricted stock. The following summarizes the calculation of basic and diluted net income per share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net income	$475	$218	$474	$5,479
Weighted average shares outstanding, basic	17,563,147	18,193,456	16,987,104	17,915,754
Dilutive effect of:
Options to purchase common stock	1,066,253	1,080,001	891,777	1,057,355
Unvested shares of restricted stock	—	76,478	—	—

Weighted average shares outstanding, diluted	18,629,400	19,349,935	17,878,881	18,973,109

Net income per share:
Basic	$0.03	$0.01	$0.03	$0.31
Diluted	$0.03	$0.01	$0.03	$0.29

For the three months ended September 30, 2007 and 2008, stock options totaling 6,000 and 10,000, respectively, were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive. For the nine months ended September 30, 2007 and 2008, stock options totaling 35,000 and 16,000, respectively, were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive. For the nine months ended September 30, 2008, 679,162 unvested shares of restricted stock were excluded from the calculation of diluted earnings per share as the result would have been anti-dilutive.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on one segment.

3.	Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP No. 157-1), and Effective Date of FASB Statement No. 157 (FSP No. 157-2) as amendments to SFAS No. 157, which exclude lease transactions from the scope of SFAS No. 157 and also defer the effective date of the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS No. 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and non-financial liabilities for which the effective date has been deferred to January 1, 2009. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP No. 157-2, and such adoption did not have a material impact on its financial statements.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active (FSP 157-3), which provides guidance for determining the fair value of a financial asset in an inactive market. The adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

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

The following financial assets are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following levels of inputs as of September 30, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents(1)	$41,851	$10,602	$31,249	$—
Short-term investments(2)	22,992	22,542	450	—

Total	$64,843	$33,144	$31,699	$—

(1)	Cash equivalents consist of money market funds and corporate debt securities with original maturity dates of less than three months.

(2)	Short-term investments consist of available-for-sale corporate and government-sponsored agency debt securities, with original maturity dates of three months or greater.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to elect to measure certain eligible financial instruments at fair value at specified election dates. The Company adopted SFAS No. 159 on January 1, 2008. However, the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the nine months ended September 30, 2008 and therefore such adoption did not have any impact on its financial statements.

4.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R). The Company’s share-based arrangements include stock option awards and restricted stock awards.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the stock-based compensation expense for option awards and restricted stock awards determined pursuant to SFAS No. 123R, that is recorded in the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Cost of revenues	$155	$326	$442	$886
Sales and marketing	428	842	1,131	2,194
Research and development	135	174	398	539
General and administration	746	1,871	2,070	4,710

Total	$1,464	$3,213	$4,041	$8,329

During the three months ended September 30, 2008, the Company identified an immaterial error in its accounting for stock-based compensation that affected certain prior periods. The net impact of the error was an increase of $116,000 to net loss for the three months ended March 31, 2008 and a decrease of $194,000 to net income for the three months ended June 30, 2008. The cumulative effect of the error was corrected in the three months ended September 30, 2008. The Company concluded that the impact of the error was not material to the financial statements for any prior interim period, nor was it material to the three months ended September 30, 2008.

Stock Option Awards

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The Company became a public entity in December 2005, and therefore has a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110 (SAB No. 110) whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The Company recognizes compensation expense for its option awards on a straight-line basis over the requisite service period of the award.

The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Stock price volatility	52%	—	52%	54%
Expected term (years)	6.3	—	6.2	6.0
Risk-free interest rate	4.7%	—	4.8%	3.1%
Dividend yield	0%	—	0%	0%

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The summary of stock option activity for the nine months ended September 30, 2008 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	September 30,
	Options	Share	Term	2008
				(In thousands)

Balance outstanding at December 31, 2007	3,351,363	$13.03
Granted	75,540	29.42
Exercised	(689,423)	10.22
Forfeited or cancelled	(161,252)	17.50

Balance outstanding at September 30, 2008	2,576,228	$13.98	7.5	$51,484

Options vested and expected to vest at September 30, 2008	2,433,680	$13.89	7.7	$48,855

Exercisable at September 30, 2008	741,230	$11.08	7.1	$16,962

The weighted-average grant date fair value of options granted during the three months ended September 30, 2007 was $14.68. The Company did not grant options during the three months ended September 30, 2008. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2007 and 2008 was $10.78 and $15.94, respectively.

The fair value of options that vested during the three months ended September 30, 2007 and 2008 was $576,000 and $498,000, respectively. The fair value of options that vested during the nine months ended September 30, 2007 and 2008 was $896,000 and $4,291,000, respectively.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at September 30, 2008 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The aggregate intrinsic value of options exercised during the three months ended September 30, 2007 and 2008 was $1,064,000 and $10,629,000, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2008 was $3,311,000 and $15,840,000, respectively.

As of September 30, 2008, $10.6 million of total unrecognized compensation cost is related to nonvested option awards and is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the related vesting period.

The summary of restricted stock award activity for the nine months ended September 30, 2008 is as follows:

Number of Shares
Underlying
Stock Awards

Balance unvested at December 31, 2007	—
Awarded	692,718
Vested	(12,056)
Forfeited	(1,500)

Balance unvested at September 30, 2008	679,162

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant date fair value of restricted stock awards granted during the three and nine months ended September 30, 2008 was $34.74 and $29.60, respectively.

As of September 30, 2008, $15.0 million of total unrecognized compensation cost is related to unvested shares of restricted stock and is expected to be recognized over a weighted-average period of 3.2 years.

5.	Income Taxes

At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. As of December 31, 2007, the Company determined that a full valuation allowance against its deferred tax assets was necessary primarily due to the effect of historical operating losses.

At June 30, 2008, the Company assessed the need for a valuation allowance against its deferred tax assets. The Company concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income. Accordingly, the Company reversed the valuation allowance against its U.S. deferred tax assets. The Company recorded an income tax benefit of $4,851,000 for the nine months ended September 30, 2008 primarily related to the reversal of the valuation allowance. As of September 30, 2008, the Company maintained a full valuation allowance against its foreign deferred tax assets consisting primarily of net operating loss carryforwards.

The effective tax rate for the three and nine months ended September 30, 2008 differs from the U.S. Federal statutory rate primarily due to the reversal of the valuation allowance and to a lesser extent, state income taxes, certain non-deductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

6.	Commitments and Contingencies

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

We sell access to our on-demand software primarily through our direct sales channel. As of September 30, 2008, we had 3,144 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

We are also a provider of online distribution of press releases. We enable our customers to achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer an on-demand solution which allows our customers to widely distribute press releases containing important elements of content-rich media such as images, podcasts and video messages designed to drive Internet traffic to websites and increase brand awareness.

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

Sources of Revenues

We derive our revenues from subscription agreements and related services and from the online distribution of press releases. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi- year terms. We invoice our customers in advance of their annual subscription, with payment terms that require our customers pay us within 30 days of invoice. Our subscription agreements are non-cancelable, though customers typically have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Additionally, we derive revenue on a per-transaction basis from the online distribution of press releases. We generally receive payment in advance of the distribution of the press release.

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the three months ended September 30, 2008, professional services sold separately accounted for less than 3% of our revenues.

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure, press release distribution, acquisition, maintenance and amortization of content, amortization of purchased technology, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer and office supplies, management information systems and depreciation for computer equipment based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content as well as content acquired from third parties and to continue to enhance our proprietary information database and news on-demand service. In September 2008, we launched our new United Kingdom and Ireland media database. We expect that in the remainder of 2008, cost of revenues will increase in absolute dollars but will remain relatively consistent as a percentage of revenues, as we incur expenses to maintain our content offerings and our capacity to support new customers.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 45% of our revenues for the nine months ended September 30, 2008. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur incremental sales expense before the recognition of the related revenues.

As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in the remainder of 2008, sales and marketing expenses will increase in absolute dollars but will remain relatively consistent as a percentage of revenues.

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the remainder of 2008, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies, but will remain relatively consistent as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting and administrative and personnel, professional fees, other corporate expenses and allocated overhead. We expect that in the remainder of 2008, general and administrative expenses will increase in absolute dollars and increase slightly as a percentage of revenues.

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

Our revenue recognition policy considers all elements in our multiple element subscription agreements as a single unit of accounting and, accordingly, we recognize all associated fees over the subscription period, which is typically one year. We recognize our revenue over the subscription period because the access to our software is the last element delivered to the customer and the predominant element of our agreements. In applying the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), we determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. When we sell this subscription separately from professional services the price charged varies and, therefore, we cannot objectively and reliably determine the subscription’s fair value. As a result, subscription revenues are recognized ratably over the subscription period. Professional services sold separately from a subscription arrangement are recognized as the services are performed.

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

We use the Black-Scholes option pricing model to measure the fair value of our option awards. We became a public entity in December 2005, and therefore have a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110 (SAB No. 110) whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

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

Income Taxes.  We make certain estimates and judgments in determining the need for the valuation allowance for deferred income taxes. At each balance sheet date, we assess the likelihood we would be able to recover our U.S. deferred tax assets. We consider all available positive and negative evidence in assessing the need for the valuation allowance. We also consider our historical operating results and our estimates of future taxable income in assessing the need for the valuation allowance. As a result of our analysis at June 30, 2008, we concluded that it was more likely than not that we would generate sufficient future taxable income to realize our deferred tax assets. Accordingly, we reversed the valuation allowance against our U.S. deferred tax assets. We recorded an income tax benefit of $4.9 million in the nine months ended September 30, 2008 primarily related to the reversal of the valuation allowance. The assumptions we used to estimate future taxable income are consistent with the forecasts used to manage our business. However, should there be a change in our estimates or our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not likely.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the respective periods.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008

Revenues	100%	100%	100%	100%
Cost of revenues	18	19	19	19

Gross profit	82	81	81	81
Operating expenses:
Sales and marketing	45	44	45	45
Research and development	7	7	7	7
General and administrative	24	28	26	27
Amortization of intangible assets	5	3	5	4

Total operating expenses	81	82	83	83
Income (loss) from operations	1	(1)	(2)	(2)
Other income (expense), net	4	2	4	3

Income before provision (benefit) for income taxes	5	1	2	1
Provision (benefit) for income taxes	2	—	1	(9)

Net income	3%	1%	1%	10%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active subscription customers as of the last day of each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Total deferred revenue (in thousands at end of period)	$29,332	$37,880	$29,332	$37,880
Net cash provided by operating activities (in thousands)	$3,199	$4,855	$9,712	$17,300
Active subscription customers	2,214	3,144	2,214	3,144

Three Months Ended September 30, 2008 and 2007

Revenues.  Revenues for the three months ended September 30, 2008 were $20.0 million, an increase of $4.9 million, or 32%, over revenues of $15.1 million for the comparable period in 2007. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 3,144 as of September 30, 2008 from 2,214 as of September 30, 2007. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from active subscription customers was $3.8 million. Total deferred revenue as of September 30, 2008 was $37.9 million, representing an increase of $8.6 million, or 29%, over total deferred revenue of $29.3 million as of September 30, 2007.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2008 was $3.7 million, an increase of $1.0 million, or 37%, over cost of revenues of $2.7 million for the comparable period in 2007. The increase in cost of revenues was primarily due to $376,000 in employee related costs from additional personnel, $183,000 in third-party license and royalty fees, $171,000 in stock-based compensation and $113,000 in hosting infrastructure costs. We had 150 full-time employee equivalents in our professional and other support services group at September 30, 2008 compared to 107 full-time employee equivalents at September 30, 2007

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended September 30, 2008 were $8.8 million, an increase of $2.1 million, or 31%, over sales and marketing expenses of $6.7 million for the comparable period in 2007. The increase was primarily due to $878,000 in employee related costs from additional personnel, $157,000 in sales commissions and incentive based compensation, $522,000 in marketing program costs and $414,000 in stock-based compensation. Our sales and marketing headcount increased by 36% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 206 full-time employee equivalents in sales and marketing at September 30, 2008 compared to 152 full-time employee equivalents at September 30, 2007.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2008 were $1.3 million, an increase of $257,000, or 24%, over research and development expenses of $1.0 million for the comparable period in 2007. The increase in research and development expenses was primarily due to $188,000 in employee related costs from additional personnel and $39,000 in stock-based compensation. We had 29 full-time employee equivalents in research and development at September 30, 2008 compared to 27 full-time employee equivalents at September 30, 2007.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2008 were $5.6 million, an increase of $2.0 million, or 55%, over general and administrative expenses of $3.6 million for the comparable period in 2007. The increase in general and administrative expenses was primarily due to $80,000 in employee related costs from additional personnel, $215,000 in rents and facility costs relating to expansion of our offices, $177,000 in professional fees and $1.1 million in stock-based compensation. We had 46 full-time employee equivalents in our general and administrative group at September 30, 2008 compared to 43 full-time employee equivalents at September 30, 2007.

Other Income (Expense).  Other income for the three months ended September 30, 2008 was $500,000, a decrease of $158,000, or 24%, compared to $658,000 for the comparable period in 2007. The decline in interest rate yields for fixed income securities resulted in decreased interest income in 2008.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2008 was $62,000, a decrease of $342,000, or 85%, over the provision for income taxes of $404,000 for the comparable period in 2007. The provision for income taxes reflects our estimated annual effective tax rate for the respective years. Our effective tax rate differs from the U.S. Federal statutory rate due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain non-deductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

Nine Months Ended September 30, 2008 and 2007

Revenues.  Revenues for the nine months ended September 30, 2008 were $56.9 million, an increase of $15.2 million, or 36%, over revenues of $41.7 million for the comparable period in 2007. The increase in revenues was due to the increase in the number of total active subscription customers to 3,144 as of September 30, 2008 from 2,214 as of September 30, 2007. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from active subscription customers was $12.0 million. Total deferred revenue as of September 30, 2008 was $37.9 million, representing an increase of representing an increase of $8.6 million, or 29%, over total deferred revenue of $29.3 million as of September 30, 2007.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2008 was $10.8 million, an increase of $2.8 million, or 35%, over cost of revenues of $8.0 million for the comparable period in 2007. The increase in cost of revenues was primarily due to $1.0 million in employee related costs from additional personnel, $706,000 in third-party license and royalty fees, $362,000 in hosting infrastructure costs and $444,000 in stock-based compensation. We had 150 full-time employee equivalents in our professional and other support services groups at September 30, 2008 compared to 107 full-time employee equivalents at September 30, 2007

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2008 were $25.5 million, an increase of $6.5 million, or 34%, over sales and marketing expenses of $19.0 million for the comparable period in 2007. The increase was primarily due to $2.9 million in employee related costs from additional personnel, $847,000 in sales commissions and incentive based compensation, $1.6 million in marketing program costs and $1.1 million in stock-based compensation. Our sales and marketing headcount increased by 36% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 206 full-time sales and marketing employee equivalents at September 30, 2008 compared to 152 full-time employee equivalents at September 30, 2007.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2008 were $3.9 million, an increase of $1.1 million, or 40%, over research and development expenses of $2.8 million for the comparable period in 2007. The increase in research and development expenses was primarily due to $547,000 in employee related costs from additional personnel and an increase of $141,000 in stock-based compensation. For the nine months ended September 30, 2008, we capitalized $23,000 of employee related costs for internally developed software used in our subscription services. For the nine months ended September 30, 2007, we capitalized $341,000 of employee-related costs for internally developed software. We had 29 full-time research and development employee equivalents at September 30, 2008 compared to 27 full-time employee equivalents at September 30, 2007.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2008 were $15.6 million, an increase of $4.9 million, or 46%, over general and administrative expenses of $10.7 million for the comparable period in 2007. The increase in general and administrative expenses was primarily due to $417,000 in employee related costs from additional personnel, $611,000 in professional fees, $403,000 in rents and facility costs relating to expansion of our offices and $2.6 million in stock-based compensation. We had 46 full-time employee equivalents in our general and administrative group at September 30, 2008 compared to 43 full-time employee equivalents at September 30, 2007.

Other Income (Expense).  Other income for the nine months ended September 30, 2008 was $1.6 million, a decrease of $142,000, or 8%, compared to $1.7 million for the comparable period in 2007. The decline in interest rate yields for debt and fixed income securities resulted in decreased interest income in 2008.

Provision (Benefit) for Income Taxes.  The benefit from income taxes for the nine months ended September 30, 2008 was $4.9 million primarily related to the reversal of the valuation allowance against our U.S. deferred tax assets. The provision for income taxes for the nine months ended September 30, 2007 was $404,000 which reflected our estimated annual effective tax rate for 2007.

At each balance sheet date, we assess the likelihood that we would be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of profitability and estimates of future taxable income, to determine the need for the valuation allowance. At June 30, 2008, we concluded that it was more likely than not that we would be able to generate sufficient future taxable income to realize our U.S. deferred tax assets. As a result, we reversed the valuation allowance against our U.S. deferred tax assets. We recorded an income tax benefit of $4.9 million in the nine months ended September 30, 2008 primarily related to the reversal of the valuation allowance. Our effective tax rate differs from the U.S. Federal statutory rate due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain non-deductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

Liquidity and Capital Resources

At September 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling $66.6 million, short-term investments totaling $23.0 million and net accounts receivable of $10.7 million.

Net cash provided by operating activities was $17.3 million for the nine months ended September 30, 2008 and $9.7 million for the comparable period in 2007. The increase of $7.6 million was primarily attributable to increased non-cash charges of $4.2 million for stock-based compensation and increased cash collections from our customers of $4.4 million offset by increased payments for operating expenses of $1.1 million over the comparable period in 2007. For the nine months ended September 30, 2008, our net income increased by $5.0 million compared to the same period last year. Included in the $5.0 million increase was a benefit from income taxes of $4.9 million resulting from the reversal of the valuation allowance against our U.S. deferred tax assets.

Net cash used in investing activities was $13.9 million during the nine months ended September 30, 2008 and $4.1 million for the comparable period in 2007. The increase in net cash used of $9.8 million was due primarily to increased net purchases of short-term investments of $9.0 million for the nine months ended September 30, 2008.

Net cash provided by financing activities was $6.7 million during the nine months ended September 30, 2008 and $22.5 million for the comparable period in 2007. The decrease of $15.8 million is primarily attributable to net proceeds of $21.7 million from the sale of our common stock in a public offering in April 2007 offset by an increase of $5.9 million in proceeds from the exercise of stock option awards.

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure, however, we may choose to use such contracts in the future.

Interest Rate Sensitivity

Our cash equivalents and short-term investments consist primarily of money market funds, corporate notes and bonds, government-sponsored agency securities and other debt securities. Our interest income is subject to interest rate risk. For the three months ended September 30, 2008, a fluctuation in interest rates of 1 percentage point would change interest income by approximately $200,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

If our information databases do not achieve and maintain market acceptance, our business, financial condition and results of operations could be adversely affected.

We have developed our own content that is included in the information databases that we make available to our customers through our on-demand software. If our internally-developed content does not achieve and maintain market acceptance, current subscription customers may not continue to renew their subscription agreements with us, and it may be more difficult for us to acquire new subscription customers. It may become necessary for us to license additional content from third parties, and such content may not be available on commercially reasonable terms, if at all.

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

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of subscriptions sold and press releases distributed in a particular quarter;

•	the slowdown in economic growth and events in the equity and credit markets;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	our policy of expensing sales commissions at the time our customers are invoiced for a subscription agreement, while the majority of our revenue is recognized ratably over future periods;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	changes in accounting policies or the timing of non-recurring charges;

•	changes in the payment terms for our products and services; and

•	the purchasing and budgeting cycles of our customers.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2005 and December 31, 2007, the number of our full-time equivalent employees increased by approximately 134%, from 146 to 341. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	seasonality of our business cycle;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the on-demand software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	economic conditions including the slowdown in economic growth and uncertainty in equity and credit markets; and

•	general political conditions such as acts of war or terrorism.

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
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: November 10, 2008

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