Form 10-K
period 2008-12-31
Vocus, Inc.
filed 2009-03-13
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, par value $.01 per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant (17,241,265 shares) based on the $32.17 closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2008, was approximately $554,651,495. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 27, 2009, there were 18,525,140 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

As a part of our solution, we provide a proprietary information database of over 800,000 journalists, analysts, media outlets, publicity opportunities and other relevant data. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand modules that together address the communications life-cycle from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics.

We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our software. We were an early pioneer in hosted, multi-tenant, on-demand software, launching our first version in 1999. Our on-demand software is offered primarily as an annual subscription and our press release distribution service is offered primarily on a per-transaction basis. As of December 31, 2008 we had 3,379 active subscription customers representing organizations of all sizes across a wide variety of industries. Our solution is currently available in seven languages and is in use by customers around the world.

Our Company

We were initially formed in 1988 as First Data Software Publishing, Inc., a Florida corporation and in 1992 we began selling desktop software for government relations. In September 1999, we reincorporated as a Delaware corporation.

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

No formal published market studies exist which size the market for on-demand software for public relations management. However, based on a Public Relations Client Survey prepared by Thomas L. Harris/Impulse Research in 2004, the average PR budget for responding organizations in 2004 was approximately $3.1 million. This budget includes spending for both internal and outsourced PR functions, and includes corporate communications, product PR, online communications, public affairs and government relations. Based on the Thomas L. Harris Survey, we estimate that the annual PR budget for these organizations increased at a compounded rate of 15.5% per year from 2001 to 2004. Based on data included in the Survey, we estimate that, for organizations with annual revenues of at least $10 million, the aggregate annual PR budgets for programs and activities that our solutions address were approximately $59 billion in 2004. To calculate this amount, which we do not believe represents the size of the market for our solutions, we first estimated the aggregate PR budgets in 2004 for these organizations, based upon the Survey’s breakdown of average PR budgets by categories of organizations’ total annual revenues, and the number of organizations in each of these categories as reported by Dun and Bradstreet. We then multiplied this amount by the portion of the overall average PR budget in 2004 reported by the Survey which corresponds to programs and activities that our solutions address — corporate media relations, government relations, internal communications, investor relations, product media relations and public affairs. Based upon our target market of over 5 million organizations, which we obtained using data collected by the US Census Bureau, and the current pricing of our solutions, we believe that the potential market for on-demand software for PR exceeds $6 billion.

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

Trends in business communications and the media are directly impacting the practice of PR. Technologies including the Internet, cable, satellite and wireless communications allow commercial and public media to access audiences almost instantaneously. In addition, these technologies are leading to a rapid expansion of media outlets, media channels and news sources including the rapid emergence of new social media channels such as blogs, podcasts and online communities. As a result, organizations now face broader and more diverse audiences who are informed in real-time by these media, and also face a growing volume of critical business information that needs to be identified, analyzed and managed. An organization can no longer rely on a few relationships with key journalists to achieve PR objectives. As these trends continue, we believe that organizations will face greater challenges to provide a consistent corporate message, gain public support, respond to crisis situations and achieve their public relations goals.

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

As a part of our solution, we provide a proprietary information database of over 800,000 journalists, analysts, media outlets, publicity opportunities and other relevant data. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand software modules that together enable our customers to address the communications life-cycle, from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics. We have developed significant domain expertise and have designed on-demand software solutions and best practices tailored specifically for public relations. As a result, our on-demand offerings meet the PR needs of a broad range of organizations regardless of their size, geography, industry or type.

Our comprehensive suite of integrated, on-demand software modules provides the following key benefits:

•	Improved effectiveness of public relations. Our on-demand software helps organizations maximize effectiveness through the automation and integration of disconnected processes. Our solutions help organizations manage large amounts of information, deliver consistent and well-executed communications, collaborate among large or geographically dispersed teams and analyze and report on the effectiveness of their PR.

•	Increased productivity of PR functions. Our on-demand software incorporates features and best practices that automate PR functions to reduce or eliminate manual, paper-based and discrete business activities. Our solutions allow customers to maximize the investment in their PR resources and often lead to a redeployment of PR professionals from repetitive, low-value tasks to high-value strategic initiatives. In addition, we provide capabilities that help our customers significantly reduce the time it takes to monitor, analyze and summarize large volumes of news and other information.

•	Enhanced collaboration. The growth of global brands and large or geographically dispersed PR teams has increased the need for organizations to quickly and easily share critical business information and plan well coordinated communications. Our web-based solution provides shared, real-time access to a central repository of information related to media contacts, relationship history, PR activities, news, documents and reporting. We believe that by improving the management, control, retention and sharing of this information, our solutions enable companies to deliver more effective and consistent communications.

•	Lower total cost of ownership. Our on-demand delivery model enables our customers to achieve significant savings relative to a traditional enterprise software model. Our customers do not spend time installing or maintaining the servers, network and storage equipment, security products, or other infrastructure hardware and software necessary to ensure a scalable and reliable service. In addition, because all upgrades are implemented on our servers the product enhancements automatically become part of our offering, allowing customers to immediately benefit from the upgrade.

•	Rapid deployment and scalability. Our on-demand software can be deployed rapidly and provisioned easily, without our customers having to make large and risky upfront investments in software, hardware, implementation services and dedicated IT staff. The delivery platform for our software allows the solution to scale to suit customers’ needs. Additional users with defined privileges can be provisioned with minimal implementation time and new modules, such as analytics & measurement, can be deployed quickly and transparently to existing customers.

Our Strategy

Our objective is to be the global leader of on-demand software for public relations management. Key elements of our strategy include:

•	Expand our direct sales force. We believe that the public relations market represents a significant opportunity that will allow us to continue our growth for the foreseeable future. We expect organizations will continue to spend and commit substantial resources on the processes that our solutions automate, and that competition is fragmented and specialized. We believe that our focus on producing a suite of integrated applications for this market will allow us to capitalize on this opportunity. As a result, we intend to expand our direct sales force to increase our coverage and penetration in the PR market.

•	Expand international market presence. We also believe that the public relations market represents a significant global opportunity. We intend to expand our international distribution channels to increase our international business, which accounted for approximately 10% of our 2008 revenues. To suit individual markets, our software is currently available in seven languages. We expect to deploy our solutions in additional languages in the future.

•	Penetrate the small business market. We believe the small business market represents a significant opportunity to sell our solutions to over 5 million prospect organizations. We expect these organizations will utilize our online news distribution services as a means to communicate directly with customers and to enhance their marketing strategies. We intend to expand our solutions and our direct sales force to increase our coverage and penetration in the small business market.

•	Selectively pursue strategic acquisitions. The fragmented nature of our market provides opportunities for selective acquisitions. We have acquired and integrated several private companies to date, and we will continue to identify and may acquire companies which would either expand our solutions’ functionality, provide access to new customers or markets, or both.

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

As a part of our solution, we provide a proprietary information database of over 800,000 journalists, analysts, media outlets, publicity opportunities and relevant data. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand software modules that together enable our customers to address the communications life-cycle, from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics. Our on-demand software for public relations management includes the following key modules:

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

Due to our flexible architecture and modular design, we are able to easily combine these functional capabilities into pre-packaged editions with optional add-on modules, to meet the needs of a wide range of organizations, regardless of their size or specific PR management objectives. Currently we offer our on-demand software suite in the following pre-packaged editions:

•	Small Business Edition. Designed primarily for small organizations and includes online press release distribution and basic news monitoring capabilities.

•	Standard Edition. Designed primarily for small and mid-sized organizations and includes contact management and basic reporting capabilities.

•	Professional Edition. Designed primarily to meet the needs of mid-sized and large organizations and provides contact management, news management and expanded reporting capabilities.

•	Enterprise Edition. Provides increased flexibility and functionality typically required by large organizations. Enterprise Edition is our most fully featured edition and includes all of the functionality of the Professional Edition, along with project management, collateral management, comprehensive reporting and configuration capabilities.

•	Government Relations Edition. Designed to meet an organization’s government relations needs, including communications with public officials and grassroots advocates, compliance reporting and issues and legislation management.

Additional functional capabilities are offered through a variety of add-on modules which include newsrooms, PRWeb online newswire, email campaigns, analytics & measurement and news on-demand.

Technology, Development and Operations

Technology

We were an early pioneer in hosted, multi-tenant, on-demand software, launching our first version in 1999. Our on-demand software is built on a single code base that leverages a highly scalable, multi-tenant application written in Visual Basic and C# for the .NET framework. We use commercially available hardware and a combination of proprietary, open source and commercially available software, including Microsoft SQL Server, Microsoft Windows, MySQL and Linux. We have developed proprietary core services such as user session management and full text indexing that are tuned to our specific architecture and environment, allowing us to continually scale our service. We have a seamless environment, in which a user is not bound to a single server but can be routed in the most optimal way to any number of servers.

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

Every page of our on-demand software is dynamically rendered for each specific user, including a choice of seven languages. Our customers access our solutions through any web browser without installing any software or downloading Java applets, Microsoft ActiveX, or .NET controls. Performance, functional depth and usability of our solutions drive our technology decisions and product direction.

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

To facilitate loss recovery, we operate a multi-tiered system configuration with load balanced web server pools, standby database servers and fault tolerant storage devices. Databases are backed up every five minutes to a hot standby database and server, which are designed to provide near real-time fail-over service in the event of a malfunction with a primary database or server. Full backups of all databases take place nightly and are archived to tape. These tapes are rotated off-site two times per week to a separate third-party managed facility. We also maintain a fully redundant site for our Virginia facility, located in Baltimore, Maryland which would serve as our primary site in the event that a disaster was to render one of the third-party sites inoperable.

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

Sales and Marketing

We sell our solutions through our direct sales organization, indirect sales channels and the Internet. Our direct sales organization is separated into new customer and existing customer base sales groups. In our new customer sales group, we employ telesales personnel to make initial calls to potential customers and to qualify customer leads. We employ inside sales and field sales personnel to close sales with customers. Our existing customer base sales group focuses on renewing customer relationships and expanding those relationships by selling additional users and modules to our customers. We currently have regional field operations offices in the United States, including Maryland and Virginia, England and Germany.

We also have resellers in Europe, including Spain, France, Italy and the Netherlands, Asia and Australia where we do not have a direct selling presence. International revenue was approximately 7%, 9% and 10% of our total revenue in 2006, 2007 and 2008, respectively; however, we expect international markets to provide increased opportunities for our solution offerings in the future. We have relationships with indirect channel distributors, including our resellers. Revenue from our indirect channels was approximately 5% of our total revenue in 2008.

We also use the Internet as a channel to sell our press release distribution services. Through our website, we attract potential customers and convert them to ongoing paying customers. These services consist of individual press releases submitted primarily by small and mid-size organizations located in the United States. We may create additional websites to sell similar services to organizations in other countries.

Our marketing strategy is to generate qualified sales leads, build our brand and create market awareness of Vocus as a leading provider of on-demand software for public relations management. Our marketing programs include search engine marketing, email campaigns, direct mail, issuing press releases on a regular basis, using our website to provide product and company information and launching events to publicize our solutions to existing customers and prospects. We also conduct seminars, participate in trade shows and industry conferences, host an annual user conference, publish white papers relating to PR issues and develop customer reference programs, such as customer case studies.

Our Customers

As of December 31, 2008, we had 3,379 active subscription customers in various industries, including financial and insurance, technology, healthcare and pharmaceuticals and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. No single end-user customer accounted for more than 1% of our revenue in 2008.

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

•	generic desktop software and other commercially available software not specifically designed for PR;

•	PR solution providers offering products specifically designed for PR;

•	outsourced PR service providers; and

•	custom-developed solutions; and

•	press release distribution providers.

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

We compete with press release distribution providers such as Business Wire and PR Newswire. These providers offer solutions that are generally more expensive and focused on distributing news to traditional media, such as journalists and reporters. In contrast, our online press release distribution services are less expensive and are focused on distributing news directly to organizations through the Internet. These providers may offer solutions that will compete directly with our press release distribution services by expanding their online distribution services.

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

Intellectual Property and Proprietary Content

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have no issued patents; however, we have one pending patent application. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

We pursue the registration of our trademarks in the United States and in other countries, although we have not secured registration of all of our marks. We have registered the marks Vocus and PRWeb in the United States, and have applications pending to register the marks Vocus and PRWeb in the European Union, Australia, China, Hong Kong, Singapore and Thailand.

We currently license content included in our on-demand software from several providers pursuant to data reseller, data distribution and license agreements with these providers. These agreements provide us with content such as news coverage from print and Internet news sites, as well as contact information for journalists, analysts, public officials, media outlets and publicity opportunities. The licenses for this content are non-exclusive. The agreements vary in length from one to three years, and generally renew automatically subject to certain cancellation provisions available to the parties. Fees for the content provided are generally either fixed amounts per subscriber or based upon the number of concurrent users at a subscriber. Such fees are generally paid quarterly or monthly. During 2005, we developed our own United States content which replaced a significant portion of our acquired third-party content and began providing our internally-developed content to our customers. In 2008, we developed and provided to our customers our own content for the United Kingdom and Ireland. We do not believe that any of our content providers are single source suppliers, the loss of whom would substantially affect our business.

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

Employees

As of December 31, 2008, we had 463 full-time and part-time employees. Our employees are not covered under any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers and Key Employees

Our executive officers and key employees and their respective ages and positions as of February 27, 2009 are as follows:

Name	Age	Position

Richard Rudman*	47	Chief Executive Officer, President and Chairman
Stephen Vintz*	40	Chief Financial Officer, Treasurer and Secretary
William Wagner*	42	Chief Marketing Officer
Norman Weissberg*	47	Senior Vice President, North American Sales
Darren Stewart	40	Senior Vice President, Customer Services
Mark Heys	37	Chief Technology Officer

*	Denotes an executive officer

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

William Wagner has served as our Chief Marketing Officer since July 2006. From January 2000 to June 2006, Mr. Wagner served as Chief Marketing Officer at Fiberlink Communications, a global provider of security and mobility software. From 1989 to 2000, Mr. Wagner held various sales and marketing positions at AT&T. Mr. Wagner serves on the board of directors of M5 Networks, Mr. Wagner holds a B.A. degree in history from Lafayette College and an M.B.A. degree from the University of Pennsylvania.

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

Mark Heys has served as our Chief Technology Officer since February 2008. From December 1998 to until February 2008, he was our Vice President, Development. From February 1996 through November 1998 Mr. Heys served as Development Manager at T4G Limited, a privately held company. Prior to T4G, Mr. Heys was the founder and CEO of Definitive Ideas, a software company focused on Point-of-Sale applications.

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

Risks Related to Our Business and Industry

Current global market and economic conditions may adversely affect our business, financial condition and results of operations.

Global economies and financial markets have recently deteriorated due to several factors including tightening credit conditions caused by the sub-prime mortgage crisis, reduction or slowdown in economic growth, declines in corporate spending and profits and decreases in consumer confidence. Global economic activity is expected to remain tepid and concerns about the stability of the financial markets persist. The continued uncertainty in the markets may adversely affect our financial condition and may adversely affect the financial condition and liquidity of our customers and suppliers. Among other things, these market and economic conditions may result in:

•	reductions in the corporate budgets, including technology spending of our customers and potential customers;

•	declines in demand for our solutions;

•	decreases in collections of our customer receivables;

•	insolvency of our key vendors and suppliers; and

•	volatility in interest rates and decreases in investment income.

Any of these events, which are outside of our scope of control, would likely have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of subscriptions sold and press releases distributed in a particular quarter;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	our policy of expensing sales commissions at the time our customers are invoiced for a subscription agreement, while the majority of our revenue is recognized ratably over future periods;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	changes in accounting policies;

•	the timing of non-recurring charges;

•	changes in the payment terms for our products and services;

•	changes in foreign currency exchange rates;

•	unforeseen fluctuations in our effective tax rate including changes in the mix of earnings in the various countries in which we operate, the valuation of deferred tax assets and liabilities and the deductibility of certain expenses;

•	foreign currency exchange rates; and

•	the purchasing and budgeting cycles of our customers.

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

If our information database does not achieve and maintain market acceptance, our business, financial condition and results of operations could be adversely affected.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $1.1 million for 2006, $821,000 for 2007 and $300,000 for 2008. We expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to achieve operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth or our revenue could decline.

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

The public relations market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry to some segments of this market. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies enter our market. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be seriously harmed. We face competition from:

•	PR solution providers offering products specifically designed for PR;

•	generic desktop software and other commercially available software not specifically designed for PR;

•	outsourced PR service providers; and

•	custom-developed solutions; and

•	press release distribution providers.

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

We expect that the traditional press release distribution providers will offer press release distribution services through the internet. We had or continue to have partnerships with these providers to co-market and sell our press release distribution services. It is possible that these new competitors could rapidly acquire significant market share.

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

The information in our database may not be complete or may contain inaccuracies that our customers regard as significant. Our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems or failure by our third-party facilities to meet our capacity requirements. In addition, computer viruses and intentional or unintentional acts of our employees may harm our systems causing us to lose data we maintain and supply to our customers or data that our customers input and maintain on our systems, and the transmission of computer viruses could expose us to litigation. Our subscription agreements generally give our customers the right to terminate their agreements for cause if we materially breach our obligations. Any failures in the services that we supply or the loss of any of our customers’ data that we cannot rectify in a certain time period may give our customers the right to terminate their agreements with us and could subject us to liability. As a result, we may also be required to spend substantial amounts to defend lawsuits and pay any resulting damage awards. In addition to potential liability, if we supply inaccurate data or experience interruptions in our ability to supply data, our reputation could be harmed and we could lose customers.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2005 and December 31, 2008, the number of our full-time equivalent employees increased by approximately 197%, from 146 to 433. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 10% of our 2008 revenues, and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	seasonality of our business cycle;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the on-demand software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	economic conditions including a slowdown in economic growth and uncertainty in equity and credit markets; and

•	general political conditions such as acts of war or terrorism.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Lanham, Maryland, where we lease approximately 57,300 square feet under three agreements that expire in 2009 and 2011. Our content research division is located in College Park, Maryland where we lease approximately 6,400 square feet of space under an agreement that expires in 2009. Operations related to our online press release distribution service are located in Ferndale, Washington where we lease approximately 7,200 square feet of space under two agreements that expires in 2010. We also currently occupy several domestic and international sales and service offices in Herndon, Virginia, London, England, Duesseldorf, Germany and Bangkok, Thailand, where we lease an aggregate of approximately 11,500 square feet under multiple leases, which have terms that expire at various times through January 2013.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

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

	High	Low

Fiscal Year Ended December 31, 2007
First Quarter	$21.49	$16.86
Second Quarter	27.31	19.53
Third Quarter	30.12	23.10
Fourth Quarter	37.30	29.96
Fiscal Year Ended December 31, 2008
First Quarter	$35.14	$21.44
Second Quarter	34.01	22.97
Third Quarter	39.21	31.08
Fourth Quarter	33.30	14.20

As of February 27, 2009, there were approximately 80 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases of our common stock during the three months ended December 31, 2008, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Maximum
			Total Number	Dollar Value of
			of Shares	Shares That
	Total Number	Average	Purchased as	May Yet be
	of Shares	Price Paid	Part of Publicly	Purchased
	Purchased(1)	per Share	Announced Plan	Under the Plan

October 1 — October 31	—	—	—	—
November 1 — November 30	1,900	$16.22	1,900	$29,969,173
December 1 — December 31	403,060	$18.53	403,060	$22,500,142

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. There is no expiration date specified for the program.

Performance Graph

The following line graph compares cumulative total stockholder returns for the period from December 7, 2005, the date of our initial public offering, through December 31, 2008 for (1) our common stock; (2) the Nasdaq Market Index; and (3) the Nasdaq Computer & Data Processing Index. The graph assumes an investment of $100 on December 7, 2005, which was the first day on which our stock was listed on the Nasdaq Global Market. The calculations of cumulative stockholder return on the Nasdaq National Index and the Nasdaq Computer & Data Processing Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	12/7/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008

Vocus, Inc.	$100.00	$115.44	$186.67	$383.67	$202.33
Nasdaq Composite	100.00	97.93	107.25	117.77	70.03
Nasdaq Computer and Data Processing Index	100.00	97.03	103.00	125.51	66.91

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The data for the years ended December 31, 2006, 2007 and 2008 are derived from consolidated financial statements included elsewhere in this report. The data for the years ended December 31, 2004 and 2005 is derived from audited financial statements not included in this report.

	Year Ended December 31,
	2004(4)	2005	2006(5)	2007	2008
	(In thousands, except per share data)

Consolidated Statement of Operations:
Revenues	$20,393	$28,062	$40,328	$58,076	$77,520
Cost of revenues(1)(2)	4,368	6,537	8,293	10,922	14,675
Accelerated amortization of prepaid royalty fees and contract termination costs	—	1,399	—	—	—

Gross profit	16,025	20,126	32,035	47,154	62,845
Operating expenses:(2)(3)
Sales and marketing	11,708	14,837	18,912	26,548	35,140
Research and development	2,064	2,515	2,896	3,822	4,998
General and administrative	3,942	6,051	9,626	14,743	20,356
Amortization of intangible assets	976	1,605	1,705	2,862	2,651

Total operating expenses	18,690	25,008	33,139	47,975	63,145
Loss from operations	(2,665)	(4,882)	(1,104)	(821)	(300)
Other income (expense):
Interest and other income	99	177	1,819	2,541	2,136
Interest expense	(35)	(359)	(88)	(47)	(27)

Total other income (expense)	64	(182)	1,731	2,494	2,109
Income (loss) before provision (benefit) for income taxes	(2,601)	(5,064)	627	1,673	1,809
Provision (benefit) for income taxes	—	—	185	674	(5,119)

Net income (loss)	(2,601)	(5,064)	442	999	6,928
Accretion of preferred stock	(1,582)	(1,900)	—	—	—

Net income (loss) attributable to common stockholders	$(4,183)	$(6,964)	$442	$999	$6,928

Net income (loss) attributable to common stockholders per share, basic	$(1.04)	$(1.43)	$0.03	$0.06	$0.38
Net income (loss) attributable to common stockholders per share, diluted	$(1.04)	$(1.43)	$0.03	$0.05	$0.37

(1)	Cost of revenues includes amortization of intangible assets in the following amounts:

	Year Ended December 31,
	2004	2005	2006	2007	2008

Amortization of intangible assets	$397	$402	$344	$120	$71

(2)	Cost of revenues and operating expenses include stock-based compensation from equity awards pursuant to SFAS No. 123R, Share-Based Payment, in the following amounts:

	Year Ended December 31,
	2004	2005	2006	2007	2008

Cost of revenues	$—	$—	$69	$581	$1,262
Sales and marketing	—	—	530	1,498	3,212
Research and development	—	—	219	548	769
General and administrative	—	—	1,042	3,025	5,929

Total	$—	$—	$1,860	$5,652	$11,172

(3)	Operating expenses include stock-based compensation related to purchases of our common stock in the following amounts:

	Year Ended December 31,
	2004	2005	2006	2007	2008

General and administrative	$—	$1,006	$—	$—	$—

(4)	On November 8, 2004, we acquired Gnossos Software, Inc., a provider of software to manage corporate communications and government relations. The operating results of Gnossos have been included in our results of operations since the date of acquisition.

(5)	On August 4, 2006, we acquired PRWeb International, Inc., an online distributor of press releases. The operating results of PRWeb have been included in our results of operations since the date of acquisition.

	December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$7,554	$40,027	$26,506	$56,541	$65,429
Working capital (deficit)	(5,442)	24,915	8,521	42,013	58,427
Total assets	19,618	55,836	74,770	114,243	139,979
Total debt	3,001	1,407	762	335	373
Total deferred revenue	16,052	20,696	26,631	34,964	42,854
Redeemable stock	28,830	189	33	—	—
Stockholders’ equity (deficit)	(31,738)	30,387	40,974	71,004	91,408

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell access to our on-demand software primarily through our direct sales channel. As of December 31, 2008, we had 3,379 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

Additionally, we are a provider of online distribution of press releases. We enable our customers to achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer an on-demand solution which allows our customers to widely distribute press releases containing important elements of content-rich media such as images, podcasts and video messages to drive Internet traffic to websites and increase brand awareness.

We plan to continue the expansion of our customer base by expanding our direct distribution channels, expanding our international market penetration and selectively pursuing strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and marketing, expand our domestic and international selling and marketing activities and develop our operational and financial systems to manage a growing business. We also intend to identify and acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both.

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

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business accounting for less than 3% of our revenues.

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure including depreciation associated with computer equipment and software, fees and expenses to distribute press releases, acquisition, maintenance and amortization of content, amortization of purchased technology, amortization of capitalized software development costs, and allocated overhead. We allocate overhead expenses such as employee benefits, computer and office supplies, management information systems and depreciation for computer equipment based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. In September 2008, we expanded our proprietary database when we launched our United Kingdom and Ireland media database. We expect to continue to make investments in both our own content as well as content acquired from third parties and to continue to enhance our news monitoring service and our proprietary information database. We expect that in 2009, cost of revenues will increase in absolute dollars but will decrease as a percentage of revenues, as we incur expenses to expand our content offerings and our capacity to support new customers.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 45% of our 2008 revenues. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time we invoice a customer under their subscription agreement, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

As our revenues increase, we plan to invest in sales and marketing by increasing the number of sales and marketing personnel to add new customers, increase sales to our existing customers and increase sales of our online press release distribution services. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2009, sales and marketing expenses will increase in absolute dollars and as a percentage of revenues.

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in 2009, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies, but will remain relatively consistent as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting and administrative personnel, professional fees, other corporate expenses and allocated overhead. We expect that in 2009, general and administrative expenses will increase in absolute dollars but will decrease as a percentage of revenues.

Amortization of Intangible Assets.  Amortized intangible assets consist of customer relationships, agreements not-to-compete and a trade name acquired in business combinations.

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

We distribute press releases over the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. We recognize revenue on a per-transaction basis when the press releases are made available to the public.

Sales Commissions.  Sales commissions are expensed when we invoice a customer under their subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), which requires stock-based compensation to be recognized as an expense in the financial statements over the vesting period based on the fair value of the award. We recognize compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the awards that are expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We use the quoted closing market price of our common stock on the grant date to measure the fair value of our restricted stock awards. We use the Black-Scholes option pricing model to measure the fair value of our option awards. We became a public entity in December 2005, and therefore have a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110 whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

Business Combinations.  We have completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets based on the estimated fair value of those assets. Definite-lived intangible assets consist of acquired customer relationships, a trade name, agreements not-to-compete and purchased technology. Definite-lived intangible assets are amortized either on a straight-line or accelerated basis over their estimated useful lives ranging from two to seven years. Accounting for these acquisitions requires us to make determinations about the fair value of assets acquired, useful lives for definte-lived intangible assets, and liabilities assumed that involve estimates and judgments.

Goodwill and Long-Lived Assets.  Goodwill is not amortized, but rather is assessed for impairment at least annually. Goodwill impairment is evaluated using a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

We perform our annual impairment assessment on November 1, however, we could be required to evaluate goodwill impairment prior to the required annual assessment if indicators of impairment exist. We estimated the fair value of our reporting unit using a discounted cash flow analysis. The cash flow estimates required various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on our budgets, business plans and economic projections. We compared the estimated fair value of our reporting unit to its carrying amount, including goodwill. The estimated fair value of our reporting unit exceeded its carrying amount, and as such, no potential goodwill impairment was noted.

We assess the impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the years ended December 31, 2006, 2007 and 2008 were not material.

Income taxes.  We use the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax-credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by the valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our judgments relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2001 to 2008. Our judgments relative to the value of deferred tax assets and liabilities take into account estimates of the amount of future taxable income. Actual operating results and the underlying amount of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

Historically, we have maintained a full valuation allowance on our deferred tax assets because we were unable to conclude that it is more likely than not that we would realize the tax benefits of these deferred tax assets. Based on recent operating results and our current projections of future taxable income, we concluded that it is more likely than not that we will have future taxable income sufficient to realize certain of our deferred tax assets. During 2008, we reversed $8.1 million of our valuation allowance against our U.S. deferred tax assets. At December 31, 2008, we maintained a full valuation allowance against our foreign deferred tax assets.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2006	2007	2008

Revenues	100%	100%	100%
Cost of revenues	21	19	19

Gross profit	79	81	81
Operating expenses:
Sales and marketing	47	46	45
Research and development	7	6	7
General and administrative	24	25	26
Amortization of intangible assets	4	5	3

Total operating expenses	82	82	81
Loss from operations	(3)	(1)	—
Other income, net	4	4	3

Income before provision (benefit) for income taxes	1	3	3
Provision (benefit) for income taxes	—	1	(6)

Net income	1%	2%	9%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active subscription customers as of the last day of each of the periods indicated.

	Year Ended December 31,
	2006	2007	2008

Total deferred revenue (in thousands at year end)	$26,631	$34,964	$42,854
Net cash provided by operating activities (in thousands)	$10,412	$16,032	$20,224
Active subscription customers	1,727	2,427	3,379

Years Ended December 31, 2008 and 2007

Revenues.  Revenues for 2008 were $77.5 million, an increase of $19.4 million, or 33%, over revenues of $58.1 million for 2007. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 3,379 as of December 31, 2008 from 2,427 as of December 31, 2007. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $16.1 million. Revenue growth from transaction revenue was $3.6 million. Total deferred revenue as of December 31, 2008 was $42.9 million, representing an increase of $7.9 million, or 23%, over total deferred revenue of $35.0 million as of December 31, 2007.

Cost of Revenues.  Cost of revenues for 2008 was $14.7 million, an increase of $3.8 million, or 34%, over cost of revenues of $10.9 million for 2007. The increase in cost of revenues was due to an increase of $1.3 million in employee related costs from additional personnel, $846,000 in third-party license and royalty fees, $521,000 in hosting infrastructure costs and $681,000 in stock-based compensation. We had 149 full-time employee equivalents in our professional and other support services group at December 31, 2008 compared to 107 full-time employee equivalents at December 31, 2007.

Sales and Marketing Expenses.  Sales and marketing expenses for 2008 were $35.1 million, an increase of $8.6 million or 32%, over sales and marketing expenses of $26.5 million for 2007. The increase was primarily due to an increase of $3.2 million in employee related costs from additional personnel, $1.1 million in sales commissions and incentive based compensation, $2.5 million in marketing program costs and $1.7 million in stock-based compensation. Our sales and marketing headcount increased by 27% as we hired sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 206 full-time sales and marketing employee equivalents as of December 31, 2008 compared to 162 full-time employee equivalents as of December 31, 2007.

Research and Development Expenses.  Research and development expenses for 2008 were $5.0 million, an increase of $1.2 million, or 31%, over research and development expenses of $3.8 million for 2007. The increase in research and development expenses was primarily due to an increase of $728,000 in employee related costs from additional personnel and an increase of $221,000 in stock-based compensation. For the year ended 2008 and 2007, we capitalized $77,000 and $340,000, respectively of employee-related costs for internally developed software used in our on-demand software. We had 31 full-time research and development employee equivalents as of December 31, 2008 compared to 29 full-time employee equivalents as of December 31, 2007. Compensation costs for a portion of our content group were included in research and development prior to the launch of our United Kingdom and Ireland media database in 2008. Subsequent to the launch, the compensation costs and related headcount are included in cost of revenues.

General and Administrative Expenses.  General and administrative expenses for 2008 were $20.4 million, an increase of $5.7 million, or 38%, over general and administrative expenses of $14.7 million for 2007. The increase in general and administrative expenses was primarily due to an increase of $601,000 in employee related costs from additional personnel, $751,000 in professional fees, $505,000 in rents and facility costs relating to expansion of our offices and $2.9 million in stock-based compensation. We had 47 full-time employee equivalents in our general and administrative group at December 31, 2008 compared to 43 full time employee equivalents at December 31, 2007.

Amortization of Intangible Assets.  Amortization of intangible assets for 2008 was $2.7 million, a decrease of $211,000, or 7%, over amortization of intangible assets of $2.9 million for 2007. Intangible assets acquired in the purchase of Gnossos, Software Inc. were fully amortized in October 2008 resulting in decreased amortization.

Other Income (Expense).  Other income for 2008 was $2.1 million, a decrease of $385,000, or 15% compared to $2.5 million for 2007. The decline in interest rate yields in 2008 for fixed income securities resulted in decreased interest income.

Provision (Benefit) for Income Taxes.  The benefit for income taxes for 2008 of $5.1 million primarily relates to the reversal of the valuation allowance against our U.S. deferred tax assets. The provision for income taxes for 2007 of $674,000 consists primarily of deferred income tax expense resulting from amortization of tax deductible goodwill related to PRWeb and to a lesser extent, state income taxes and Federal alternative minimum tax.

Years Ended December 31, 2007 and 2006

Revenues.  Revenues for 2007 were $58.1 million, an increase of $17.8 million, or 44%, over revenues of $40.3 million for 2006. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 2,427 as of December 31, 2007 from 1,727 as of December 31, 2006 and the effect of the PRWeb, International Inc. acquisition, which closed in August 2006. The increase in active subscription customers was the result of adding sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $10.6 million, or 28%. The remaining increase in revenue is primarily the result of the full-year effect of PRWeb in 2007. Total deferred revenue as of December 31, 2007 was $35.0 million, representing an increase of $8.4 million, or 31%, over total deferred revenue of $26.6 million as of December 31, 2006.

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

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling $65.4 million, short-term investments of $21.8 million and net accounts receivable of $14.7 million.

Operating Activities.  Net cash provided by operating activities was $20.2 million in 2008 compared to $16.0 million in 2007. In 2008, our net income increased by $5.9 million, which included a benefit from income taxes of $5.1 million resulting primarily from the reversal of the valuation allowance against our U.S. deferred tax assets. Operating cash flows also benefited year-over-year from increases in non-cash charges of $3.6 million for stock-based compensation, net of the tax benefit from the exercise of stock option awards and cash collections from our customers of $3.7 million, offset by increased payments for operating expenses of $3.6 million.

Investing Activities.  Net cash used in investing activities was $12.6 million in 2008 compared to $8.9 million in 2007. We had increases in net purchases of short-term investments of $3.2 million and in investments in property, equipment and software of $730,000 offset by decreases in capitalized software development costs of $248,000.

Financing Activities.  Net cash provided by financing activities was $1.3 million in 2008 compared to $22.9 million in 2007. In 2007, we received net proceeds of $21.7 million from the sale of our common stock in a public offering. In 2008, we purchased 404,960 shares of our common stock at an aggregate cost of $7.5 million. In 2008, our proceeds from the exercise of stock option awards increased by $5.6 million.

As of December 31, 2008, we had a letter of credit outstanding in favor of our principal landlord. The letter of credit is collateralized by a $270,000 certificate of deposit which is maintained at the granting financial institution. The letter of credit renews annually through April 2011 and the certificate of deposit matures in 2011.

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

The following table summarizes our contractual obligations as of December 31, 2008 that requires us to make future cash payments (in thousands).

	Payments Due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$2,494	$1,074	$1,226	$194	$—
Contractual commitments	2,234	1,866	368	—	—
Long-term debt under notes payable	32	32	—	—	—
Capital lease obligations	385	174	195	16	—

Total obligations	$5,145	$3,146	$1,789	$210	$—

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues from subscription agreements denominated in a foreign currency were approximately 4%, 6% and 7% of our total revenues in the years ended December 31, 2006, 2007 and 2008, respectively. Exchange rate fluctuations have not significantly impacted our results of operations, financial condition and cash flows. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

Interest Rate Sensitivity

Our cash equivalents and short-term investments consist primarily of money market funds, corporate notes and bonds, government-sponsored agency securities and other debt securities. Our interest income is subject to interest rate risk. For the year ended December 31, 2008 a fluctuation in interest rates of 1 percentage point would change interest income by approximately $800,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Vocus, Inc.

We have audited Vocus, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vocus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vocus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 11, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of December 31, 2007 and 2008;

•	Consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008;

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2007 and 2008;

•	Consolidated statements of cash flows for the years ended December 31, 2006, 2007 and 2008; and

•	Notes to consolidated financial statements.

2. Consolidated Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts.

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

Date: March 13, 2009

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

Signature	Title	Date

/s/ Richard Rudman Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 13, 2009
/s/ Stephen Vintz Stephen Vintz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2009
/s/ Kevin Burns Kevin Burns	Director	March 13, 2009
/s/ Gary Golding Gary Golding	Director	March 13, 2009
/s/ Gary Greenfield Gary Greenfield	Director	March 13, 2009
/s/ Ronald Kaiser Ronald Kaiser	Director	March 13, 2009
/s/ Robert Lentz Robert Lentz	Director	March 13, 2009
/s/ Richard Moore Richard Moore	Director	March 13, 2009

Vocus, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vocus, Inc.

We have audited the accompanying consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocus, Inc. and subsidiaries at December 31, 2007 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vocus, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 11, 2009

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2008
	(Dollars in thousands, except per share data)

Current assets:
Cash and cash equivalents	$56,541	$65,429
Short-term investments	10,939	21,758
Accounts receivable, net of allowance for doubtful accounts of $251 and $294 at December 31, 2007 and December 31, 2008, respectively	14,354	14,739
Current portion of deferred income taxes	—	394
Prepaid expenses and other current assets	1,957	3,340

Total current assets	83,791	105,660
Property, equipment and software, net	4,236	4,615
Intangible assets, net	8,628	5,906
Goodwill	17,090	17,090
Deferred income taxes, net of current portion	—	6,097
Other assets	498	611

Total assets	$114,243	$139,979

Current liabilities:
Accounts payable	$1,043	$497
Accrued compensation	3,057	2,297
Accrued expenses	3,112	2,479
Current portion of notes payable and capital lease obligations	233	185
Current portion of deferred revenue	34,333	41,775

Total current liabilities	41,778	47,233
Notes payable and capital lease obligations, net of current portion	102	188
Deferred income taxes	639	—
Other liabilities	89	71
Deferred revenue, net of current portion	631	1,079

Total liabilities	43,239	48,571
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and December 31, 2008	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 18,656,415 and 19,380,866 issued at December 31, 2007 and December 31, 2008, respectively; 17,645,638 and 17,965,129 shares outstanding at December 31, 2007 and December 31, 2008, respectively	186	194
Additional paid-in capital	109,553	129,897
Treasury stock, 1,010,777 and 1,415,737 shares at December 31, 2007 and December 31, 2008, respectively at cost	(3,283)	(10,783)
Accumulated other comprehensive income (loss)	(60)	564
Accumulated deficit	(35,392)	(28,464)

Total stockholders’ equity	71,004	91,408

Total liabilities and stockholders’ equity	$114,243	$139,979

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands, except per share data)

Revenues	$40,328	$58,076	$77,520
Cost of revenues, including amortization expense of $344, $120, and $71 for the years ended December 31, 2006, 2007, and 2008, respectively	8,293	10,922	14,675

Gross profit	32,035	47,154	62,845
Operating expenses:
Sales and marketing	18,912	26,548	35,140
Research and development	2,896	3,822	4,998
General and administrative	9,626	14,743	20,356
Amortization of intangible assets	1,705	2,862	2,651

Total operating expenses	33,139	47,975	63,145
Loss from operations	(1,104)	(821)	(300)
Other income (expense):
Interest and other income	1,819	2,541	2,136
Interest expense	(88)	(47)	(27)

Total other income (expense)	1,731	2,494	2,109
Income before provision (benefit) for income taxes	627	1,673	1,809
Provision (benefit) for income taxes	185	674	(5,119)

Net income	$442	$999	$6,928

Net income per share:
Basic	0.03	$0.06	$0.38
Diluted	0.03	$0.05	$0.37
Weighted average shares outstanding used in computing per share amounts:
Basic	15,367,851	17,147,889	17,997,123
Diluted	16,339,254	18,267,020	18,958,500

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Deficit	Equity
	(Dollars in thousands)

Balance at December 31, 2005	15,805,018	$158	$70,470	$(3,283)	$(19)	$52	$(36,991)	$30,387
Cumulative effect of the adoption of SAB No. 108	—	—	—	—	—	—	158	158
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(19)	—	19	—	—	—
Initial public offering, costs	—	—	(48)	—	—	—	—	(48)
Issuance of common stock in connection with acquisition	494,543	5	7,200	—	—	—	—	7,205
Issuance of common stock to directors	5,343	—	56	—	—	—	—	56
Exercise of stock options	664,483	7	893	—	—	—	—	900
Accretion of redeemable common stock	—	—	(5)	—	—	—	—	(5)
Forfeiture of common stock redemption right	24,128	—	161	—	—	—	—	161
Stock-based compensation	—	—	1,818	—	—	—	—	1,818
Comprehensive income:
Foreign currency translation	—	—	—	—	—	(104)	—	(104)
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	442	442

Total comprehensive income								342

Balance at December 31, 2006	16,993,515	170	80,526	(3,283)	—	(48)	(36,391)	40,974
Public offering, net of costs	1,217,137	12	21,645	—	—	—	—	21,657
Issuance of common stock to directors	5,196	—	110	—	—	—	—	110
Exercise of stock options and warrants	435,567	4	1,594	—	—	—	—	1,598
Income tax benefit from stock option exercises	—	—	78	—	—	—	—	78
Accretion of redeemable common stock	—	—	(1)	—	—	—	—	(1)
Forfeiture of common stock redemption right	5,000	—	34	—	—	—	—	34
Stock-based compensation	—	—	5,567	—	—	—	—	5,567
Comprehensive income:
Foreign currency translation	—	—	—	—	—	(25)	—	(25)
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	13	—	13
Net income	—	—	—	—	—	—	999	999

Total comprehensive income								987

Balance at December 31, 2007	18,656,415	186	109,553	(3,283)	—	(60)	(35,392)	71,004
Issuance of common stock to directors	210	—	6	—	—	—	—	6
Exercise of stock options	709,490	8	7,218	—	—	—	—	7,226
Income tax benefit from stock option exercises	—	—	1,951	—	—	—	—	1,951
Repurchase of 404,960 shares of common stock	—	—	—	(7,500)	—	—	—	(7,500)
Stock-based compensation	14,751	—	11,169	—	—	—	—	11,169
Comprehensive income:
Foreign currency translation	—	—	—	—	—	601	—	601
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	—	23	—	23
Net income	—	—	—	—	—	—	6,928	6,928

Total comprehensive income								7,552

Balance at December 31, 2008	19,380,866	$194	$129,897	$(10,783)	$—	$564	$(28,464)	$91,408

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)

Cash flows from operating activities
Net income	$442	$999	$6,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,171	1,480	1,821
Amortization of intangible assets	2,049	2,982	2,722
Loss (gain) on disposal of assets	7	(26)	10
Impairment of long-lived assets	28	24	68
Stock-based compensation	1,874	5,657	11,172
Provision for doubtful accounts	182	75	237
Gain on extinguishment of debt	(128)	—	—
Deferred income taxes	185	454	(7,154)
Income tax benefit from the exercise of stock options	—	(78)	(1,951)
Changes in operating assets and liabilities:
Accounts receivable	(4,250)	(4,277)	(1,075)
Prepaid expenses and other current assets	95	(744)	(1,532)
Other assets	(58)	(25)	(145)
Accounts payable	1,180	(416)	(405)
Accrued compensation	568	1,020	(712)
Accrued expenses	1,167	599	1,422
Deferred revenue	5,900	8,304	8,836
Other liabilities	—	4	(18)

Net cash provided by operating activities	10,412	16,032	20,224
Cash flows from investing activities
Cash paid for acquisitions	(21,264)	—	—
Purchases of property and equipment	(790)	(1,046)	(1,742)
Software development costs	(217)	(322)	(74)
Proceeds from disposal of assets	—	34	—
Purchases of short-term investments	(5,475)	(14,237)	(46,008)
Sales of short-term investments	2,401	625	800
Maturities of short-term investments	1,121	6,043	34,437

Net cash used in investing activities	(24,224)	(8,903)	(12,587)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	(48)	21,657	—
Repurchase of common stock	—	—	(7,500)
Proceeds from exercise of stock options and warrants	900	1,598	7,226
Proceeds from notes payable	235	—	—
Payments on notes payable and capital lease obligations	(825)	(427)	(360)
Income tax benefit from the exercise of stock options	—	78	1,951

Net cash provided by financing activities	262	22,906	1,317
Effect of exchange rate changes on cash and cash equivalents	29	—	(66)

Net increase (decrease) in cash and cash equivalents	(13,521)	30,035	8,888
Cash and cash equivalents at beginning of year	40,027	26,506	56,541

Cash and cash equivalents at end of year	$26,506	$56,541	$65,429

Supplemental disclosure of cash flow information:
Cash paid for interest	$85	$44	$29
Cash paid for income taxes	$—	$20	$621
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$45	$—	$514
Forfeiture of common stock redemption right	$161	$34	$—
Issuance of common stock in connection with acquisition	$7,205	$—	$—

See accompanying notes.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of on-demand software for public relations management. The Company’s on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. The Company is headquartered in Lanham, Maryland with sales and other offices in Virginia, Maryland, California, Washington, England, Germany and Thailand.

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

Short-term Investments

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such determination as of each balance sheet date. Available-for-sale securities are stated at fair value. Realized gains and losses are included in other income (expense) based on the specific identification method. Net unrealized holding gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. The Company does not own investments that are considered to be trading or held-to-maturity securities. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes there are no such declines that exist at December 31, 2008.

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

Software Development and Information Database Costs

The Company incurs software development costs related to its on-demand software developed for subscription services and for management information systems. Qualifying costs incurred during the application development stage are capitalized. These costs generally consist of internal labor and are amortized using the straight-line method over the estimated useful life of the software, generally two years. All other development costs are expensed

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

as incurred. The Company also capitalized the costs to acquire and develop its proprietary information database. These costs are amortized using the straight-line method over the estimated useful lives of nine to thirteen years. Costs to maintain and update the information database are expensed as cost of revenues as incurred.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, a trade name, agreements not-to-compete and technology acquired in business combinations. Intangible assets are amortized using the straight-line method or an accelerated basis over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the years ended December 31, 2006, 2007 and 2008 were not material.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The Company performed its annual impairment assessment on November 1. The estimated fair value of the Company’s reporting unit exceeded its carrying amount, including goodwill, and as such, no potential goodwill impairment was noted.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. The Company measures cash equivalents and short-term investments at fair value. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about fair value measurements. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

The carrying value of the Company’s accounts receivable, accounts payable and accrued liabilities approximates their fair value because of their short-term nature.

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

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs for the years ended December 31, 2006, 2007 and 2008 were $1,433,000, $2,664,000 and $3,925,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), which requires stock-based compensation to be recognized as an expense over the vesting period based on the fair value of the award. The Company adopted SFAS No. 123R using the modified-prospective transition method for the unvested portion of stock-based compensation awards granted after the Company became a public entity. Because the Company did not complete its initial public offering until December 2005, the Company has applied the prospective method to the unvested portion of stock-based compensation awards granted prior to June 15, 2005, the date the Company first filed a registration statement with the Securities and Exchange Commission (SEC). Accordingly, the Company has not restated its financial results for prior periods. Under the prospective method, the Company continues to account for stock-based compensation awards granted before June 15, 2005 using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the modified prospective method, stock-based compensation expense for all stock-based compensation awards granted after June 15, 2005, but not vested as of December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense for all equity awards granted after January 1, 2006 to employees and directors is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company accounts for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Based Instruments

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense for all equity awards issued to non-employees is based on the fair value at each reporting date.

The Company recognizes compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the awards that are expected to vest. The Company applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company generally maintains its cash with various nationally recognized financial institutions. Short-term investments consist of investment grade, interest bearing securities.

Customers are granted credit on an unsecured basis. Management monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

The Company provides on-demand software and services to various customers in across several industries throughout the world. As of December 31, 2007 and 2008, no individual customer accounted for 10% or more of net accounts receivable. For the years ended December 31, 2006, 2007 and 2008, no individual customer accounted for 10% or more of revenue. As of December 31, 2007 and 2008, total assets located outside the United States were approximately 1% of total assets. Revenues from sales to customers outside the United States were approximately 7%, 9% and 10% of total revenues for the years ended December 31, 2006, 2007 and 2008, respectively.

Income Taxes

Income taxes are determined utilizing the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax-credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. The Company’s adoption of FIN No. 48 did not result in the recording of any previously unrecognized tax positions and did not have a material effect on its financial position or results of operations. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2007 and 2008.

The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2001 to 2008.

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

	2006	2007	2008

Net income	$442	$999	$6,928
Weighted average shares outstanding, basic	15,367,851	17,147,889	17,997,123
Dilutive effect of:
Options to purchase common stock	757,600	1,046,643	961,377
Warrants to purchase common stock	213,803	72,488	—

Weighted average shares outstanding, diluted	16,339,254	18,267,020	18,958,500

Net income per share:
Basic	$0.03	$0.06	$0.38

Diluted	$0.03	$0.05	$0.37

For the years ended December 31, 2006, 2007 and 2008, diluted earnings per share excluded 55,333, 22,000 and 64,540, respectively of our outstanding stock options as the result would have been anti-dilutive. For the year ended December 31, 2008, diluted earnings per share excluded 676,450 nonvested shares of restricted stock as the result would have been anti-dilutive.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to elect to measure certain eligible financial instruments at fair value at specified election dates. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to apply SFAS No. 159 to any of its existing assets or liabilities.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued Statement of Financial Standard No. 141 (Revised 2007), Business Combinations (SFAS No. 141R), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will apply SFAS No. 141R to any acquisition after the date of adoption.

3.	Public Offerings of Common Stock

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

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

5.	Cash Equivalents and Short-Term Investments

The components of cash equivalents and short-term investments at December 31, 2007 are as follows (dollars in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value

Money market funds	$4,816	$—	$—	$4,816
Commercial paper	22,891	—	—	22,891
Government-sponsored agency debt securities	12,216	21	(5)	12,232
Certificates of deposit	4,250	1	—	4,251
Corporate notes and bonds	500	—	—	500

Total	$44,673	$22	$(5)	$44,690

The components of cash equivalents and short-term investments at December 31, 2008 are as follows (dollars in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value

Money market funds	$4,056	$—	$—	$4,056
Commercial paper	33,345	—	—	33,345
Government-sponsored agency debt securities	19,448	76	(10)	19,514
Certificates of deposit	7,097	1	(1)	7,097
Corporate notes and bonds	1,450	—	(1)	1,449

Total	$65,396	$77	$(12)	$65,461

The contractual maturities of short-term investments are one year or less. All short-term investments are classified as available-for-sale securities. Realized gains or losses from sales of short-term investments in 2007 and 2008 were not material.

Cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or broker or dealer quotations. The fair value measurements of our financial assets at December 31, 2008 are as follows (dollars in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents(1)	$43,703	$10,358	$33,345	$—
Short-term investments(2)	21,758	21,758	—	—

Total	$65,461	$32,116	$33,345	$—

(1)	Cash equivalents consist of money market funds and corporate debt securities with original maturity dates of three months or less.

(2)	Short-term investments consist of corporate and government-sponsored agency debt securities, with original maturity dates greater than three months.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

6.	Property, Equipment and Software

Property, equipment and software consisted of the following (dollars in thousands):

	December 31,
	2007	2008

Purchased software, computer and office equipment	$3,788	$4,440
Office furniture	743	965
Leasehold improvements	896	1,117
Equipment under capital lease obligations	155	534
Capitalized software development costs	788	865
Information database costs	2,327	2,565

	8,697	10,486
Less accumulated depreciation and amortization	(4,461)	(5,871)

Property, equipment and software, net	$4,236	$4,615

Depreciation expense on equipment under capital leases was $28,000, $32,000 and $136,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

7.	Intangible Assets

Intangible assets at December 31, 2007 consisted of the following (dollars in thousands):

		Gross
	Useful Life	Carrying		Net Carrying
	in Years	Amount	Amortization	Amount

Customer relationships	3 - 5	$8,352	$(5,753)	$2,599
Trade name	7	3,946	(792)	3,154
Agreements not-to-compete	2 - 5	4,195	(1,391)	2,804
Purchased technology	2	1,667	(1,596)	71

Total		$18,160	$(9,532)	$8,628

Intangible assets at December 31, 2008 consisted of the following (dollars in thousands):

		Gross
	Useful Life	Carrying		Net Carrying
	in Years	Amount	Amortization	Amount

Customer relationships	3 - 5	$8,352	$(7,058)	$1,294
Trade name	7	3,946	(1,356)	2,590
Agreements not-to-compete	2 - 5	4,195	(2,173)	2,022
Purchased technology	2	1,667	(1,667)	—

Total		$18,160	$(12,254)	$5,906

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Future expected amortization of intangible assets at December 31, 2008 was as follows (dollars in thousands):

2009	$1,926
2010	1,821
2011	1,260
2012	564
2013	335

$5,906

8.	Debt

Term Loans and Equipment Line of Credit

The Company has a secured revolving equipment line of credit (the Equipment Line) that provides for borrowings up to $2,000,000. In May 2008, the Company modified the Equipment Line to extend the expiration date to June 30, 2010. Outstanding borrowings under the Equipment Line convert to term loans with principal and interest payments payable monthly over a maximum period of 36 months depending on the date of the borrowing and asset purchased. Borrowings bear interest at the bank’s prime rate (4.00% at December 31, 2008), and interest is payable monthly. Borrowings are collateralized by the equipment purchased under the Equipment Line. Outstanding borrowings under the term loans were $32,000 at December 31, 2008 and are classified as current liabilities.

Note Payable

In November 2006, the Company settled an outstanding note payable and related accrued interest of $428,000 by paying $300,000 resulting in a $128,000 gain on extinguishment of debt that is included in interest and other income in the accompanying companying consolidated statement of operations.

9.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. The Company purchased an aggregate of 404,960 shares of its common stock for $7,500,000 in the year ended December 31, 2008.

10.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 4,281,669 shares have been reserved for future issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Options granted under the Plans have a 10-year term and generally vest annually over a three or four-year period. The Company’s outstanding equity awards include stock option awards and restricted stock awards. At December 31, 2008, 627,738 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan. In January 2009, the Company increased the shares reserved for future issuance under the 2005 Stock Award Plan by 951,994 shares and in February 2009, the Company granted 22,689 stock options and 787,433 shares of restricted stock to directors, executives and other employees.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	Year Ended December 31,
	2006	2007	2008

Cost of revenues	$69	$581	$1,262
Sales and marketing	530	1,498	3,212
Research and development	219	548	769
General and administration	1,042	3,025	5,929

Total	$1,860	$5,652	$11,172

Stock Option Awards

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The Company became a public entity in December 2005, and therefore has a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110 whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The Company recognizes compensation expense for its option awards on a straight-line basis over the requisite service period of the award.

The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008

Stock price volatility	53%	52%	54%
Expected term (years)	6.3	6.2	6.1
Risk-free interest rate	5.0%	4.8%	3.0%
Dividend yield	0%	0%	0%

The summary of stock option activity for the year ended December 31, 2008 is as follows:

				Weighted-	Aggregate Intrinsic
			Weighted-	Average	Value as of
	Number of	Range of	Average	Contractual	December 31,
	Options	Exercise Prices	Exercise Price	Term	2008
					(In thousands)

Outstanding at January 1, 2008	3,351,363	$0.30 - 35.98	$13.03
Granted	89,286	20.38 - 29.42	28.03
Exercised	(709,490)	0.30 - 26.66	10.18
Forfeited or cancelled	(164,085)	3.99 - 29.42	17.53

Outstanding at December 31, 2008	2,567,074	$0.30 - 35.98	$14.05	7.3	$12,313

Expected to vest at December 31, 2008	2,407,394	$0.30 - 35.98	$13.86	7.2	$11,933

Exercisable at December 31, 2008	1,040,503	$0.30 - 35.98	$10.61	6.6	$8,117

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2007 and 2008 was $7.74, $11.30 and $15.19, respectively. The fair value of options that vested during the years ended December 31, 2006, 2007 and 2008 was $1,667,000, $2,600,000 and $5,973,000, respectively. As of December 31, 2008, $10.0 million of total unrecognized compensation cost is related to nonvested option awards and is expected to be recognized over a weighted-average period of 1.5 years.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at December 31, 2008 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $7,196,000, $4,890,000 and $16,066,000, respectively.

In 2006 and 2007, the Company did not realize a significant tax benefit from these exercises as it had incurred cumulative losses for federal income tax purposes and had incurred cumulative losses in several states for income tax purposes. In 2008, the Company realized a tax benefit from the exercises of stock options. The Company recorded an excess income tax benefit and increase to additional paid-in capital for the years ended December 31, 2007 and 2008 of $78,000 and $1,951,000, respectively.

The following details the outstanding options at December 31, 2008:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	as of	Contractual	Exercise	as of	Exercise
Prices	12/31/08	Term	Price	12/31/08	Price

$ 0.30 - $ 3.59	15,774	2.7	$1.60	15,774	$1.60
$ 3.60 - $ 7.19	186,029	6.0	4.78	104,871	4.74
$ 7.20 - $10.78	939,660	6.6	9.00	686,410	9.00
$10.79 - $14.38	156,250	7.5	13.10	16,250	13.15
$14.39 - $17.99	44,500	7.5	15.97	17,000	15.97
$18.00 - $21.58	1,124,946	7.9	18.77	189,698	18.78
$21.59 - $35.98	99,915	8.7	28.35	10,500	28.16

	2,567,074	7.3	$14.05	1,040,503	$10.61

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the related vesting period.

The summary of restricted stock award activity for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted-Average
	Underlying Stock	Grant Date Fair
	Awards	Value

Nonvested at January 1, 2008	—	$—
Awarded	695,201	29.46
Vested	(14,751)	29.11
Forfeited	(4,000)	29.42

Nonvested at December 31, 2008	676,450	$29.46

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, $13.6 million of total unrecognized compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.9 years.

11.	Employee Benefit Plans

The Company sponsors defined-contribution and profit-sharing plans in the United States and the United Kingdom. Total expenses for the plans for the years ended December 31, 2006, 2007 and 2008 were approximately $213,000, $283,000 and $355,000, respectively.

12.	Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2007 and 2008 consisted of the following (dollars in thousands):

	2006	2007	2008

Current expense	$—	$220	$2,035
Deferred expense	185	454	(7,154)

Provision for income taxes	$185	$674	$(5,119)

For the years ended December 31, 2006, 2007 and 2008, the provision for income taxes differs from the expected tax provision computed by applying the U.S. Federal statutory rate to income before taxes as a result of the following:

	2006	2007	2008

Statutory federal tax rate	35%	35%	35%
State income taxes	11	7	9
Effect of foreign losses	6	8	13
Non-deductible stock-based compensation	24	11	30
Other non-deductible expenses	6	4	4
Changes in valuation allowance	(53)	(25)	(374)

	29%	40%	(283)%

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company’s deferred tax components consisted of the following (dollars in thousands):

	December 31,
	2007	2008

Deferred tax assets:
NOL carryforwards	$4,035	$1,921
Allowance for doubtful accounts	96	96
Deferred revenue	109	105
Accrued expenses	200	165
Depreciation	230	258
Intangible asset amortization	2,576	3,088
Stock-based compensation	2,382	4,478
Other	172	189

Total deferred tax assets	9,800	10,300
Valuation allowance	(9,044)	(1,921)

Net deferred tax assets	756	8,379

Deferred tax liabilities:
Capitalized software development	(756)	(810)
Goodwill	(639)	(1,054)
Other	—	(24)

Total deferred tax liabilities	(1,395)	(1,888)

Net deferred tax asset (liability)	$(639)	$6,491

At December 31, 2008, the Company had net operating loss (NOL) carryforwards of approximately $19.1 million of which $15.6 million relate to deductions for exercises of stock awards in the U.S. and will begin to expire 2023. For the year ended December 31, 2008, the loss before income taxes from foreign operations totaled $3.5 million.

The exercise of stock options has generated income tax deductions in excess of amounts recorded for financial reporting purposes. In accordance with SFAS No. 123R, the Company will not recognize a tax benefit with respect to the excess stock compensation deductions until those deductions actually reduce income tax liabilities. As such, the Company has not recorded a deferred tax asset related to the NOLs resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these NOLs to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. The Company has elected to use the “with and without” method for recognition of excess income tax benefits related to stock option exercises.

At December 31, 2007, the Company recorded a full valuation allowance against its deferred tax assets including NOL carryforwards in the U.S. and certain foreign jurisdictions. The Company routinely assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. At June 30, 2008, the Company concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income. Accordingly, the Company reversed $8.1 million of its valuation allowance against its U.S. deferred tax assets. At December 31, 2008, the Company maintained a full valuation allowance against its foreign deferred tax assets.

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

13.	Commitments and Contingencies

Purchase Commitments

The Company has entered into various arrangements with vendors primarily for the distribution by the Company of the vendors’ media data and news content. Amounts paid for the distribution of third party media data and content are deferred and recognized ratably as cost of revenues over the same period in which the related revenues are recognized. The current portion and the long-term portion of the deferred fees are included in prepaid expenses and other assets, respectively, in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2006, 2007 and 2008 was $882,000, $994,000 and $1,248,000, respectively. As of December 31, 2008, minimum required payments in future years under these arrangements are$1,866,000, $275,000 and $93,000 in 2009, 2010 and 2011, respectively.

Leases

The Company has various noncancelable operating leases, primarily related to office real estate, that expire through 2013 and generally contain renewal options for up to five years. Rent expense was $819,000, $1,104,000 and $1,426,000 for the years ended December 31, 2006, 2007, and 2008, respectively. The Company also leases computer and office equipment under noncancelable capital leases and other financing arrangements that expire through 2013.

Future minimum lease payments under noncancelable operating and capital leases at December 31, 2008 are as follows (dollars in thousands):

	Operating	Capital
	Leases	Leases

2009	$1,074	$174
2010	838	168
2011	388	27
2012	179	13
2013	15	3

Total future minimum payments	$2,494	385

Less amount representing interest		(44)
Less current portion		(153)

Long-term capital lease obligations		$188

Letter of Credit

The Company has established a letter of credit in favor of its landlord. The letter of credit is collateralized by a $270,000 certificate of deposit. The certificate of deposit matures in 2011 and the balance plus accrued interest is included in other assets in the accompanying consolidated balance sheets. As of December 31, 2008, the letter of credit remained outstanding; however, no amounts had been drawn against it. The letter of credit renews annually through April 2011.

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

Vocus, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

14.	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008(1)	2008	2008

Summary consolidated statement of operations data:
Revenues	$12,597	$14,080	$15,072	$16,327	$17,867	$19,085	$19,953	$20,615
Gross profit	10,117	11,275	12,372	13,390	14,435	15,458	16,252	16,700
Net income (loss)	2	(3)	475	525	(403)	5,664	218	1,449
Net income (loss) per share:
Basic	$0.00	$(0.00)	$0.03	$0.03	$(0.02)	$0.32	$0.01	$0.08
Diluted	$0.00	$(0.00)	$0.03	$0.03	$(0.02)	$0.30	$0.01	$0.08
Weighted average shares outstanding used in computing per share amounts:
Basic	16,016,478	17,364,691	17,563,147	17,625,002	17,682,504	17,868,247	18,193,456	18,239,463
Diluted	16,598,471	17,364,691	18,629,400	19,184,725	17,682,504	18,957,313	19,349,935	18,523,210

(1)	During the three months ended June 30, 2008, the Company reversed the valuation allowance against its U.S. deferred tax assets resulting in an income tax benefit of $4.9 million in the quarter.

Vocus, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period

Allowance for doubtful accounts:
Year ended December 31, 2006	$193	$182	$(95)	$280
Year ended December 31, 2007	280	75	(104)	251
Year ended December 31, 2008	251	224	(181)	294
Deferred tax valuation allowance:
Year ended December 31, 2006	$11,937	$(1,916)	$—	$10,021
Year ended December 31, 2007	10,021	(977)	—	9,044
Year ended December 31, 2008	9,044	(7,123)	—	1,921

(1)	Includes actual accounts written-off, net of recoveries.

II-1

Index to Exhibits

Exhibit
Numbers		Exhibits

3	.1(6)	Fifth Amended and Restated Certificate of Incorporation.
3	.2(6)	Amended and Restated Bylaws.
4	.1(4)	Specimen common stock certificate.
10	.1(1)	1999 Stock Option Plan.
10	.2(1)	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.
10	.3(5)	2005 Stock Award Plan.
10	.4(10)	Form of Option Agreement for executive officers under Registrant’s 2005 Stock Award Plan.
10	.5(10)	Form of Option Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.
10	.6(1)	Agreement of Lease, dated December 21, 2000, between MOR FORBES LLLP and Registrant as amended.
10	.7(5)	Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors.
10	.8(2)	License Agreement between the Registrant and PR Newswire Association LLC, dated August 1, 2003, as amended.
10	.9(10)	Amended and Restated Agreement between the Registrant and PR Newswire Association, Inc., dated August 1, 2006.
10	.10(3)	OEM License Agreement between the Registrant and Moreover Technologies, Inc., dated March 1, 2006, as amended.
10	.11(7)	Form of Employment Agreement for Richard Rudman and Stephen Vintz, and schedule of details omitted therefrom.
10	.12(7)	Form of Employment Agreement for William Donnelly and Norman Weissberg, and schedule of details omitted therefrom.
10	.13(11)	Summary of board of directors’ compensation.
10	.14(8)	Employment Agreement for William Wagner dated July 17, 2006.
10	.15(8)	Indemnification Agreement for William Wagner dated July 17, 2006.
10	.16(9)	Asset Purchase Agreement, dated August 4, 2006, among the Registrant, Vocus PRW Holdings LLC, PRWeb, LLC and the sole stockholder of PRWeb International, Inc. and sole owner of PRWeb, LLC.
10	.17(11)	Employment Agreement for Andrew Muir, dated April 14, 2004
10	.18(11)	Form of Restricted Stock Agreement for executive officers under Registrant’s 2005 Stock Award Plan.
10	.19(11)	Form of Restricted Stock Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.
10	.20(12)	Separation Agreement and Release, dated February 8, 2008, between the Company and Robert Lentz.
10	.21(12)	First Amendment to Separation Agreement and Release, dated April 17, 2008, between the Company and Robert Lentz
21	.1*	List of subsidiaries.
23	.1*	Consent of Ernst & Young LLP.
24	.1*	Power of Attorney (included on the signature page to this report).
31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

II-2

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on August 5, 2005.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2006.

(4)	Incorporated by reference to an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on November 9, 2005.

(5)	Incorporated by reference to an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on December 6, 2005.

(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 12, 2005.

(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on July 20, 2006.

(9)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.

(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007.

(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

(12)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008.

II-3