Form 10-Q
period 2009-03-31
Vocus, Inc.
filed 2009-05-11
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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
Yes ☐     No ☑

As of May 1, 2009, 19,236,582 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2008	2009
		(Unaudited)
	(Dollars in thousands, except
	per share data)

Current assets:
Cash and cash equivalents	$65,429	$73,777
Short-term investments	21,758	15,149
Accounts receivable, net of allowance for doubtful accounts of $294 and $335 at December 31, 2008 and March 31, 2009, respectively	14,739	9,705
Current portion of deferred income taxes	394	394
Prepaid expenses and other current assets	3,340	2,630

Total current assets	105,660	101,655
Long-term investments	—	3,902
Property, equipment and software, net	4,615	4,650
Intangible assets, net	5,906	5,416
Goodwill	17,090	17,090
Deferred income taxes, net of current portion	6,097	5,134
Other assets	611	635

Total assets	$139,979	$138,482

Current liabilities:
Accounts payable	$497	$975
Accrued compensation	2,297	1,698
Accrued expenses	2,479	3,737
Current portion of notes payable and capital lease obligations	185	207
Current portion of deferred revenue	41,775	40,117

Total current liabilities	47,233	46,734
Notes payable and capital lease obligations, net of current portion	188	104
Other liabilities	71	57
Deferred revenue, net of current portion	1,079	928

Total liabilities	48,571	47,823
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and March 31, 2009	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 19,380,866 and 19,699,766 shares issued at December 31, 2008 and March 31, 2009, respectively; 17,965,129 and 18,019,446 shares outstanding at December 31, 2008 and March 31, 2009, respectively	194	197
Additional paid-in capital	129,897	133,759
Treasury stock, 1,415,737 and 1,680,320 shares at December 31, 2008 and March 31, 2009, respectively at cost	(10,783)	(14,900)
Accumulated other comprehensive income	564	545
Accumulated deficit	(28,464)	(28,942)

Total stockholders’ equity	91,408	90,659

Total liabilities and stockholders’ equity	$139,979	$138,482

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2009
	(Unaudited)
	(Dollars in thousands, except
	per share data)

Revenues	$17,867	$20,411
Cost of revenues, including amortization expense of $30 for the three months ended March 31, 2008	3,432	3,907

Gross profit	14,435	16,504
Operating expenses:
Sales and marketing	8,176	9,516
Research and development	1,213	1,157
General and administrative	4,638	5,045
Amortization of intangible assets	705	490

Total operating expenses	14,732	16,208
Income (loss) from operations	(297)	296
Other income (expense):
Interest and other income	595	225
Interest expense	(5)	(6)

Total other income	590	219
Income before provision for income taxes	293	515
Provision for income taxes	696	993

Net loss	$(403)	$(478)

Net loss per share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Weighted average shares outstanding used in computing per share amounts:
Basic	17,682,504	18,026,397
Diluted	17,682,504	18,026,397

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2009
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(403)	$(478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	403	420
Amortization of intangible assets	735	490
Loss on disposal of assets	1	—
Stock-based compensation	2,457	2,886
Provision for doubtful accounts	169	131
Deferred income taxes	—	979
Tax benefit from the exercise of stock options	—	(703)
Changes in operating assets and liabilities:
Accounts receivable	3,374	4,877
Prepaid expenses and other current assets	(187)	708
Other assets	(148)	(24)
Accounts payable	(316)	484
Accrued compensation	(945)	(596)
Accrued expenses	(20)	1,281
Deferred revenue	819	(1,758)
Other liabilities	4	(14)

Net cash provided by operating activities	5,943	8,683
Cash flows from investing activities:
Purchases of available-for-sale securities	(15,831)	(11,134)
Maturities of available-for-sale securities	6,151	13,800
Purchases of property, equipment and software	(823)	(339)
Software development costs	—	(43)

Net cash provided by (used in) investing activities	(10,503)	2,284
Cash flows from financing activities:
Repurchases of common stock	—	(4,117)
Proceeds from the exercise of stock options	605	964
Tax benefit from the exercise of stock options	—	703
Payments on notes payable and capital lease obligations	(83)	(138)

Net cash provided by (used in) financing activities	522	(2,588)
Effect of exchange rate changes on cash and cash equivalents	—	(31)

Net increase (decrease) in cash and cash equivalents	(4,038)	8,348
Cash and cash equivalents, beginning of period	56,541	65,429

Cash and cash equivalents, end of period	$52,503	$73,777

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of on-demand software for public relations management. The Company’s on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. The Company is headquartered in Lanham, Maryland with sales and other offices in Virginia, Maryland, California, Washington, England and Germany.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at March 31, 2009 and December 31, 2008. Realized gains and losses are included in other income (expense) based on the specific identification method. Net unrealized holding gains and losses on available-for-sale securities are reported as a component of other comprehensive income, net of tax. As of March 31, 2009, the net unrealized gains on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2009.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements

The Company measures certain financial assets at fair value, including cash equivalents and available-for-sale securities pursuant to Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS No. 157) which specifies a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

Subscription agreements generally contain multiple service elements and deliverables. These elements include access to the Company’s on-demand software and often specify initial services including implementation and training. Subscription agreements do not provide customers the right to take possession of the software at any time. The Company considers all elements in its multiple element subscription arrangements as a single unit of accounting and recognizes all associated fees over the subscription period. In applying the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company determined that it does not have objective and reliable evidence of the fair value of the subscription fees after delivery of specified initial services. The Company therefore accounts for its subscription arrangements and its related service fees as a single unit of accounting. As a result, all revenue from multiple element subscription arrangements is recognized ratably over the term of the subscription. The subscription term commences on the start date specified in the subscription arrangement or the date access to the software is provided to the customer. The Company also has entered into a royalty agreement with a reseller of its application service. The Company recognizes this revenue over the term of the end-user subscription upon obtaining persuasive evidence, which includes monthly notification from the reseller, that the service has been sold and delivered. The Company recognizes revenue from professional services sold separately from subscription arrangements as the services are performed.

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

The provision for income taxes for the three months ended March 31, 2009 differs from the expected tax provision computed by applying the U.S. Federal statutory rate to income before income taxes primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, and to a lesser extent, state income taxes and certain non-deductible expenses.

The Company utilizes Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN No. 48) for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in its unaudited consolidated financial statements. FIN No. 48 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. The Company does not believe its unrecognized tax positions will materially change over the next twelve months. No interest and penalties related to uncertain income tax positions were accrued at March 31, 2009 and December 31, 2008.

The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2001 to 2008.

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income or loss includes foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale securities. There were no material differences between net loss and comprehensive net loss for the three months ended March 31, 2008 and 2009.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on one segment.

Earnings Per Share

Basic net income or loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income or loss per share until vested. Diluted net income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income or loss per share includes the dilutive effect of nonvested shares of restricted stock. For the three months ended March 31, 2008 and 2009, the Company incurred net losses and, therefore, the effect of the Company’s outstanding common stock equivalents and nonvested shares of restricted stock was not included in the calculation of diluted loss per share. Accordingly, basic and diluted net loss per share were identical. For the three months ended March 31, 2008 and 2009, diluted earnings per share excluded 3,240,921 and 2,319,925 outstanding stock options, respectively, and 672,530 and 1,210,570 nonvested shares of restricted stock, respectively, as the result would be anti-dilutive.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Recently Adopted Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157) except as it applied to certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). On January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157 on as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a nonrecurring basis. The adoption of SFAS No. 157 did not materially impact the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS No. 141R) which replaces SFAS No. 141, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company’s adoption of SFAS No. 141R did not impact its consolidated financial statements but will change the accounting treatment for business combinations on a prospective basis.

New Accounting Pronouncements

In April 2009, the FASB issued three Staff Positions (FSPs) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FAS No. 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB No. 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact of the adoption of FSP No. 157-4, FSP No. 115-2 and FAS No. 124-2 on its consolidated financial statements. FSP No. 107-1 and APB No. 28-1 may result in increased disclosures in the second quarter of 2009.

3.	Cash Equivalents and Investments

The components of cash equivalents and investments at March 31, 2009 are as follows (dollars in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$7,882	$—	$—	$7,882
Commercial paper and other	34,220	—	—	34,220
Certificates of deposit	4,573	—	—	4,573
Short-term investments:
Government-sponsored agency debt securities	11,828	24	—	11,852
Certificates of deposit	2,300	1	—	2,301
Corporate notes and bonds	1,000	—	(4)	996
Long-term investments:
Government-sponsored agency debt securities	3,000	—	(1)	2,999
Corporate notes and bonds	900	3	—	903

Total	$65,703	$28	$(5)	$65,726

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair value measurements of the Company’s financial assets measured on a recurring basis at March 31, 2009 are as follows (dollars in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents(1)	$46,675	$12,455	$34,220	$—
Short-term investments(2)	15,149	15,149	—	—
Long-term investments(2)	3,902	3,902	—	—

Total	$65,726	$31,506	$34,220	$—

(1)	Cash equivalents consist of money market funds and corporate debt securities with original maturity dates of three months or less.

(2)	Short-term and long-term investments consist of corporate and government-sponsored agency debt securities, with original maturity dates greater than three months. As of March 31, 2009, the Company’s long-term investments of $3,902,000 have contractual maturities between one and two years.

Realized gains or losses from sales of investments for the three months ended March 31, 2009 were not material.

4.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. The Company purchased an aggregate of 224,192 shares of its common stock for $3,500,000 in the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company repurchased 40,391 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $617,000 with respect to the taxable income recognized by these employees upon the vesting of their restricted stock awards during the three months ended March 31, 2009.

5.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R). The Company’s share-based arrangements include stock option awards and restricted stock awards. The Company recognizes compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the awards that are expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the stock-based compensation expense for option awards and restricted stock awards recorded in the consolidated statements of operations for the three months ended March 31, 2008 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2008	2009

Cost of revenues	$265	$345
Sales and marketing	669	857
Research and development	181	215
General and administration	1,342	1,469

Total	$2,457	$2,886

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

The following weighted-average assumptions were used in calculating stock-based compensation for options granted during the three months ended March 31, 2008 and 2009:

	Three Months Ended
	March 31,
	2008	2009

Stock price volatility	54%	61%
Expected term (years)	6.1	6.1
Risk-free interest rate	3.1%	2.4%
Dividend yield	0%	0%

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The summary of stock option activity for the three months ended March 31, 2009 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	March 31,
	Options	Share	Term	2009
				(In thousands)

Balance outstanding at December 31, 2008	2,567,074	$14.05
Granted	22,689	16.64
Exercised	(131,837)	7.31
Forfeited or cancelled	(138,001)	16.48

Balance outstanding at March 31, 2009	2,319,925	$14.32	7.0	$4,917

Options vested and expected to vest at March 31, 2009	2,214,101	$14.16	7.0	$4,841

Exercisable at March 31, 2009	1,318,208	$12.74	6.5	$3,919

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 and 2009 was $15.94 and $9.60, respectively. The fair value of options that vested during the three months ended March 31, 2008 and 2009 was $3,565,000 and $3,545,000 respectively. As of March 31, 2009, $8.8 million of total unrecognized compensation cost is related to nonvested option awards and is expected to be recognized over a weighted-average period of 1.2 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at March 31, 2009 multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2009 was $1,231,000 and $1,100,000, respectively.

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date.

The summary of restricted stock award activity for the three months ended March 31, 2009 is as follows:

Number of Shares
Underlying
Stock Awards

Balance nonvested at December 31, 2008	676,450
Awarded	788,433
Vested	(187,063)
Forfeited	(67,250)

Balance nonvested at March 31, 2009	1,210,570

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2008 and 2009 was $29.41 and $16.64, respectively.

As of March 31, 2009, $24.3 million of total unrecognized compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 3.3 years.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2008.

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

We sell access to our on-demand software primarily through our direct sales channel. As of March 31, 2009, we had 3,558 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

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

We plan to continue the expansion of our customer base by expanding our direct distribution channels, expanding our international market penetration and selectively pursuing strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and professional services, and expand our domestic and international selling and marketing activities, increase the number of locations around the world where we conduct business and develop our operational and financial systems to manage a growing business. We also intend to seek to identify and acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from the online distribution of press releases. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We invoice our customers in advance of their annual subscription, with payment terms that require our customers pay us generally within 30 days of invoice. Our subscription agreements are non-cancelable, though customers typically have the right to terminate their agreements for cause if we materially breach our obligations under the agreement.

Additionally, we derive revenue on a per-transaction basis from the online distribution of press releases. We generally receive payment in advance of the distribution of the press release.

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Typically, our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the three months ended March 31, 2009, professional services sold separately accounted for less than 3% of our revenues.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content as well as content acquired from third parties and to continue to enhance our proprietary information database and news on-demand service. We expect that in 2009, cost of revenues will increase in absolute dollars but will decrease slightly as a percentage of revenues, as we incur expenses to expand our content offerings and our capacity to support new customers.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 46% of our revenues for the three months ended March 31, 2009. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

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

Amortization of Intangible Assets.  Amortized intangible assets consist of customer relationships, a trade name and agreements not-to-complete acquired in business combinations.

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

We believe that of our significant accounting policies, which are described in Note 2 to the accompanying consolidated financial statements and in our annual report on Form 10-K for the year ended December 31, 2008, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Business Combinations.  We have completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets based on the estimated fair value of those assets. Definite-lived intangible assets consist of acquired customer relationships, a trade name, agreements not-to-compete and purchased technology. Definite-lived intangible assets are amortized either on a straight-line or accelerated basis over their estimated useful lives ranging from two to seven years. Accounting for these acquisitions requires us to make determinations about the fair value of assets acquired, useful lives for definite-lived intangible assets, and liabilities assumed that involve estimates and judgments.

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

We assess the impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no events or changes in circumstances through March 31, 2009 indicating that an interim assessment was necessary for goodwill or long-lived assets.

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

Historically, we have maintained a full valuation allowance on our deferred tax assets because we were unable to conclude that it is more likely than not that we would realize the tax benefits of these deferred tax assets. During 2008, we concluded that it is more likely than not that we will have future taxable income sufficient to realize certain of our deferred tax assets and we reversed our valuation allowance against our U.S. deferred tax assets. As of March 31, 2009, we maintained a full valuation against our foreign deferred tax assets.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months
	Ended March 31,
	2008	2009

Revenues	100%	100%
Cost of revenues	19	19

Gross profit	81	81
Operating expenses:
Sales and marketing	46	46
Research and development	6	6
General and administrative	26	25
Amortization of intangible assets	4	2

Total operating expenses	82	79
Income (loss) from operations	(1)	2
Other income, net	3	1

Income before provision for income taxes	2	3
Provision for income taxes	4	5

Net loss	(2)%	(2)%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active subscription customers as of the last day of each of the periods indicated.

	Three Months Ended
	March 31,
	2008	2009

Total deferred revenue (in thousands at end of period)	$35,782	$41,045
Net cash provided by operating activities (in thousands)	$5,943	$8,683
Active subscription customers	2,646	3,558

Three Months Ended March 31, 2009 and 2008

Revenues.  Revenues for the three months ended March 31, 2009 were $20.4 million, an increase of $2.5 million, or 14%, over revenues of $17.9 million for the comparable period in 2008. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 3,558 as of March 31, 2009 from 2,646 as of March 31, 2008. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $2.0 million. Revenue growth from transaction revenue was $558,000. Total deferred revenue as of March 31, 2009 was $41.0 million, representing an increase of $5.2 million, or 15%, over total deferred revenue of $35.8 million as of March 31, 2008.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2009 was $3.9 million, an increase of $475,000, or 14%, over cost of revenues of $3.4 million for the comparable period in 2008. The increase in cost of revenues was primarily due to an increase of $283,000 in employee-related costs, $92,000 in third-party license and royalty fees and $80,000 in stock-based compensation. We had 149 full-time employee equivalents in our professional and other support services group at March 31, 2009 compared to 133 full-time employee equivalents at March 31, 2008.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended March 31, 2009 were $9.5 million, an increase of $1.3 million, or 16%, over sales and marketing expenses of $8.2 million for the comparable period in 2008. The increase was primarily due to an increase of $674,000 in employee-related costs from additional personnel, $619,000 in marketing program costs primarily to increase awareness and attract customers to our online press release services and $188,000 in stock-based compensation offset by a decrease of $261,000 in incentive compensation reflecting our relative sales performance against established incentive targets. Our sales and marketing headcount increased by 24% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 218 full-time employee equivalents in sales and marketing at March 31, 2009 compared to 176 full-time employee equivalents at March 31, 2008.

Research and Development Expenses.  Research and development expenses were $1.2 million in each of the three month periods ended March 31, 2009 and 2008. For the three months ended March 31, 2009, we capitalized $43,000 of employee-related costs for internally developed software. For the three months ended March 31, 2008, we did not capitalize any employee-related costs for internally developed software used in our subscription services. We had 31 full-time employee equivalents in research and development at March 31, 2009 compared to 36 full-time employee equivalents at March 31, 2008.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2009 were $5.0 million, an increase of $407,000, or 9%, over general and administrative expenses of $4.6 million for the comparable period in 2008. The increase in general and administrative expenses was primarily due to an increase of $122,000 in employee-related costs, $258,000 in professional fees, $111,000 in rents and facility costs relating to expansion of our offices and $127,000 in stock-based compensation, offset by a decrease of $222,000 in incentive compensation reflecting our relative performance against established incentive targets. We had 46 full-time employee equivalents in our general and administrative group at March 31, 2009 compared to 39 full-time employee equivalents at March 31, 2008.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended March 31, 2009 was $490,000, a decrease of $215,000, or 30%, compared to $705,000 for the comparable period in 2008. Intangible assets acquired in our purchase of Gnossos Software, Inc. in November 2004 were fully amortized in October 2008 resulting in decreased amortization.

Other Income (Expense).  Other income for the three months ended March 31, 2009 was $219,000, a decrease of $371,000, or 63%, compared to $590,000 for the comparable period in 2008. The decline in interest yields in 2009 for fixed income securities resulted in decreased interest income.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2009 was $993,000, an increase of $297,000, or 43%, over the provision for income taxes of $696,000 for the comparable period in 2008. The provision for income taxes reflects our estimated annual effective tax rate for the respective years. For the three months ended March 31, 2009, our effective tax rate differs from the U.S. Federal statutory rate primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain non-deductible expenses. For the three months ended March 31, 2008, our effective tax rate differed from the U.S. Federal statutory rate due to the effects of the change in the valuation allowance related to the expected utilization of U.S. net operating loss carryforwards in 2008 and to a lesser extent, state income taxes, certain non-deductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

Liquidity and Capital Resources

At March 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $73.8 million, investments totaling $19.1 million and net accounts receivable of $9.7 million.

Net cash provided by operating activities for the three months ended March 31, 2009 was $8.7 million reflecting a net loss of $478,000, depreciation and amortization charges of $910,000, stock-based compensation expense of $2.9 million and a decrease in accounts receivable of $4.9 million primarily due to collections from the seasonally high volume of subscription agreements invoiced in the fourth quarter of 2008.

Net cash provided by investing activities for the three months ended March 31, 2009 was $2.3 million which primarily resulted from proceeds received from net maturities of investments of $2.7 million and investments in property, equipment and software of $339,000.

Net cash used in financing activities for the three months ended March 31, 2009 was $2.6 million. In the three months ended March 31, 2009, we purchased 264,583 shares of our common stock at an aggregate cost of $4.1 million, received proceeds from the exercise of stock option awards of $964,000 and had a tax benefit from the exercise of stock option awards of $703,000.

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our current cash, cash equivalents and investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2008. Our exposures to market risk have not changed materially since December 31, 2008.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of subscriptions sold and press releases distributed in a particular quarter;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	our policy of expensing sales commissions at the time our customers execute a subscription agreement, while the majority of our revenue is recognized ratably over future periods;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of expenditures related to expanding our operations;

•	changes in accounting policies;

•	the timing of non-recurring charges;

•	changes in the payment terms for our products and services;

•	changes in foreign currency exchange rates;

•	unforeseen fluctuations in our effective tax rate including changes in the mix of earnings in the various countries in which we operate, the valuation of deferred tax assets and liabilities and the deductibility of certain expenses;

•	foreign currency exchange rates; and

•	the purchasing and budgeting cycles of our customers.

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

Our directors and officers hold shares of our common stock that they generally are currently able to sell in the public market. We have also registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our stock option plan, which shares can generally be freely sold in the public market upon issuance. Moreover, some of our executive officers and directors have established trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases of our common stock during the three months ended March 31, 2009, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
			Total Number of	Dollar Value of
			Shares	Shares
	Total Number	Average Price	Purchased as	That May Yet be
	of Shares	Paid per	Part of Publicly	Purchased
	Purchased	Share	Announced Plan	Under the Plan

January 1 — January 31
Share repurchase program(1)	—	—	—	$22,500,142
Employee transactions(2)	40,391	—	—	N/A
February 1 — February 28
Share repurchase program(1)	224,192	$15.61	224,192	$19,000,148
Employee transactions(2)	—	—	—	N/A
March 1 — March 31
Share repurchase program(1)	—	—	—	$19,000,148
Employee transactions(2)	—	—	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. There is no expiration date specified for the program.

(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: May 11, 2009

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