Form 10-Q
period 2009-06-30
Vocus, Inc.
filed 2009-08-05
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐     No ☑

As of August 3, 2009, 19,302,486 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2008	2009
		(Unaudited)
	(Dollars in thousands, except per share data)

Current assets:
Cash and cash equivalents	$65,429	$78,856
Short-term investments	21,758	12,024
Accounts receivable, net of allowance for doubtful accounts of $294 at December 31, 2008 and June 30, 2009	14,739	9,544
Current portion of deferred income taxes	394	394
Prepaid expenses and other current assets	3,340	2,450

Total current assets	105,660	103,268
Long-term investments	—	5,639
Property, equipment and software, net	4,615	4,699
Intangible assets, net	5,906	4,926
Goodwill	17,090	17,090
Deferred income taxes, net of current portion	6,097	6,414
Other assets	611	675

Total assets	$139,979	$142,711

Current liabilities:
Accounts payable	$497	$1,328
Accrued compensation	2,297	1,835
Accrued expenses	2,479	3,423
Current portion of notes payable and capital lease obligations	185	194
Current portion of deferred revenue	41,775	38,992

Total current liabilities	47,233	45,772
Notes payable and capital lease obligations, net of current portion	188	82
Other liabilities	71	50
Deferred revenue, net of current portion	1,079	778

Total liabilities	48,571	46,682
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and June 30, 2009	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 19,380,866 and 19,765,473 shares issued at December 31, 2008 and June 30, 2009, respectively; 17,965,129 and 18,084,953 shares outstanding at December 31, 2008 and June 30, 2009, respectively	194	198
Additional paid-in capital	129,897	139,767
Treasury stock, 1,415,737 and 1,680,520 shares at December 31, 2008 and June 30, 2009, respectively at cost	(10,783)	(14,904)
Accumulated other comprehensive income	564	253
Accumulated deficit	(28,464)	(29,285)

Total stockholders’ equity	91,408	96,029

Total liabilities and stockholders’ equity	$139,979	$142,711

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$19,085	$21,079	$36,952	$41,490
Cost of revenues, including amortization expense of $30 and $60 for the three and six months ended June 30, 2008, respectively	3,627	3,847	7,059	7,754

Gross profit	15,458	17,232	29,893	33,736
Operating expenses:
Sales and marketing	8,483	10,190	16,659	19,706
Research and development	1,360	1,138	2,573	2,295
General and administrative	5,356	5,186	9,994	10,231
Amortization of intangible assets	705	490	1,410	980

Total operating expenses	15,904	17,004	30,636	33,212
Income (loss) from operations	(446)	228	(743)	524
Other income (expense):
Interest and other income	510	105	1,105	330
Interest expense	(9)	(7)	(14)	(13)

Total other income	501	98	1,091	317
Income before provision (benefit) for income taxes	55	326	348	841
Provision (benefit) for income taxes	(5,609)	669	(4,913)	1,662

Net income (loss)	$5,664	$(343)	$5,261	$(821)

Net income (loss) per share:
Basic	$0.32	$(0.02)	$0.30	$(0.05)
Diluted	$0.30	$(0.02)	$0.28	$(0.05)
Weighted average shares outstanding used in computing per share amounts:
Basic	17,868,247	18,051,243	17,775,375	18,038,888
Diluted	18,957,313	18,051,243	18,788,388	18,038,888

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2009
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$5,261	$(821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	883	839
Amortization of intangible assets	1,470	980
Loss on disposal of assets	—	3
Stock-based compensation	5,158	6,237
Provision for doubtful accounts	156	233
Deferred income taxes	(5,094)	(300)
Tax benefit from stock awards	—	(2,508)
Changes in operating assets and liabilities:
Accounts receivable	3,637	5,125
Prepaid expenses and other current assets	(376)	931
Other assets	(175)	(69)
Accounts payable	(427)	798
Accrued compensation	(19)	(483)
Accrued expenses	(546)	2,768
Deferred revenue	2,540	(3,456)
Other liabilities	(7)	(21)

Net cash provided by operating activities	12,461	10,256
Cash flows from investing activities:
Purchases of available-for-sale securities	(34,939)	(20,027)
Maturities of available-for-sale securities	22,671	24,075
Purchases of property, equipment and software	(1,489)	(726)
Software development costs	—	(91)

Net cash provided by (used in) investing activities	(13,757)	3,231
Cash flows from financing activities:
Repurchases of common stock	—	(4,121)
Proceeds from the exercise of stock options	3,152	1,773
Tax benefit from stock awards	—	2,508
Payments on notes payable and capital lease obligations	(267)	(179)

Net cash provided by (used in) financing activities	2,885	(19)
Effect of exchange rate changes on cash and cash equivalents	(10)	(41)

Net increase in cash and cash equivalents	1,579	13,427
Cash and cash equivalents, beginning of period	56,541	65,429

Cash and cash equivalents, end of period	$58,120	$78,856

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of on-demand software for public relations management. The Company’s on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. The Company is headquartered in Lanham, Maryland with sales and other offices in Virginia, Maryland, California, Washington, and England.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at June 30, 2009 and December 31, 2008. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the three and six months ended June 30, 2008 and June 30, 2009 were not material. Net unrealized holding gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of June 30, 2009, the net unrealized gains on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2009.

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

The provision for income taxes for the six months ended June 30, 2009 differs from the expected tax provision computed by applying the U.S. Federal statutory rate to income before income taxes primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, and to a lesser extent, state income taxes and certain non-deductible expenses.

The Company utilizes Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN No. 48) for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in its unaudited consolidated financial statements. FIN No. 48 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. The Company does not believe its unrecognized tax positions will materially change over the next twelve months. No interest and penalties related to uncertain income tax positions were accrued at June 30, 2009 and December 31, 2008.

The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2001 to 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. There were no material differences between net income (loss) and comprehensive income (loss) for the six months ended June 30, 2008 and 2009.

Segment Data

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on one segment.

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income or loss per share until vested. Diluted net income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income or loss per share includes the dilutive effect of nonvested shares of restricted

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

stock. The following summarizes the calculation of basic and diluted net income (loss) per share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Net income (loss)	$5,664	$(343)	$5,261	$(821)
Weighted average shares outstanding, basic	17,868,247	18,051,243	17,775,375	18,038,888
Dilutive effect of:
Options to purchase common stock	1,071,784	—	1,013,013	—
Nonvested shares of restricted stock	17,282	—	—	—

Weighted average shares outstanding, diluted	18,957,313	18,051,243	18,788,388	18,038,888

Net income (loss) per share:
Basic	$0.32	$(0.02)	$0.30	$(0.05)

Diluted	$0.30	$(0.02)	$0.28	$(0.05)

For the three and six months ended June 30, 2008, diluted earnings per share excluded 64,540 and 56,978 outstanding stock options, respectively, because the exercise prices exceeded the average market price of our common stock during the periods and as a result, the effect would be anti-dilutive. For the six months ended June 30, 2008, diluted earnings per share excluded 672,345 nonvested shares of restricted stock, as the result would be anti-dilutive. For the three and six months ended June 30, 2009, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share. Accordingly, basic and diluted net loss per share were identical. For the three and six months ended June 30, 2009, diluted earnings per share excluded 2,208,955 outstanding stock options and 1,217,083 nonvested shares of restricted stock.

Recently Adopted Accounting Pronouncements

During the second quarter of 2009, the Company adopted FASB Staff Position (FSP) No. 107-1 and Accounting Principles Board (APB) No. 28-1, Disclosures about Fair Value of Financial Instruments, which expand the fair value disclosures required for all financial instruments in interim and annual periods. The adoption of FSP No. 107-1 and APB 28-1 did not have a financial impact on the Company’s consolidated financial statements. See Note 3 “Cash Equivalents and Investments” for related disclosures.

During the second quarter of 2009, the Company adopted FSP No. 157-4, Determining Fair Value When the Volume and Level of Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The adoption of FSP No. 157-4 did not have an impact on the Company’s consolidated financial statements.

During the second quarter of 2009, the Company adopted FSP No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. The adoption of FSP No. 115-2 and SFAS No. 124-2 did not have a material impact on the Company’s consolidated financial statements.

During the second quarter of 2009, the Company adopted SFAS No. 165, Subsequent Events, which establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements. See Note 8 “Subsequent Events” for related disclosures.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (Codification) which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification did not intend to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements.

3.	Cash Equivalents and Investments

The components of cash equivalents and investments at June 30, 2009 are as follows (dollars in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$7,105	$—	$—	$7,105
Commercial paper and other	34,124	—	—	34,124
Certificates of deposit	6,950	—	—	6,950
Short-term investments:
Government-sponsored agency debt securities	3,539	11	—	3,550
Certificates of deposit	1,000	1	—	1,001
Corporate notes and bonds	3,550	1	—	3,551
Commercial paper and other	3,922	—	—	3,922
Long-term investments:
Government-sponsored agency debt securities	4,735	1	—	4,736
Corporate notes and bonds	900	3	—	903

Total	$65,825	$17	$—	$65,842

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of cash equivalents and investments at December 31, 2008 are as follows (dollars in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$4,056	$—	$—	$4,056
Commercial paper and other	33,345	—	—	33,345
Government-sponsored agency debt securities	1,504	—	—	1,504
Certificates of deposit	4,798	—	—	4,798
Short-term investments:
Government-sponsored agency debt securities	17,944	76	(10)	18,010
Certificates of deposit	2,299	1	(1)	2,299
Corporate notes and bonds	1,450	—	(1)	1,449

Total	$65,396	$77	$(12)	$65,461

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year. As of June 30, 2009, long-term investments have original maturity dates between one and two years.

4.	Fair Value Measurements

The fair value measurements of the Company’s financial assets measured on a recurring basis at June 30, 2009 are as follows (dollars in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents	$48,179	$14,055	$34,124	$—
Short-term investments	12,024	8,102	3,922	—
Long-term investments	5,639	5,639	—	—

Total	$65,842	$27,796	$38,046	$—

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or broker or dealer quotations.

5.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. During the six months ended June 30, 2009, the Company purchased an aggregate of 224,192 shares of its common stock for $3,500,000. During the six months ended June 30, 2009, the Company purchased 40,591 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $621,000 with respect to the taxable income recognized by these employees upon the vesting of their restricted stock awards during the six months ended June 30, 2009.

6.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R). The Company’s share-based arrangements include

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

stock option awards and restricted stock awards. The Company recognizes compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the awards based on the estimated portion of the awards that are expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

The following table sets forth the stock-based compensation expense for stock option awards and restricted stock awards recorded in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Cost of revenues	$295	$398	$560	$743
Sales and marketing	683	992	1,352	1,849
Research and development	184	256	365	471
General and administration	1,539	1,705	2,881	3,174

Total	$2,701	$3,351	$5,158	$6,237

Stock Option Awards

The Company uses the Black-Scholes option pricing model to measure the fair value of its stock option awards. The Company became a public entity in December 2005, and therefore has a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

The following weighted-average assumptions were used in calculating stock-based compensation for stock options granted during the three and six months ended June 30, 2008 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Stock price volatility	—	62%	54%	61%
Expected term (years)	—	6.3	6.0	6.1
Risk-free interest rate	—	2.5%	3.1%	2.4%
Dividend yield	—	0%	0%	0%

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The summary of stock option activity for the six months ended June 30, 2009 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	June 30,
	Options	Share	Term	2009
				(In thousands)

Balance outstanding at December 31, 2008	2,567,074	$14.05
Granted	42,689	17.40
Exercised	(190,682)	9.30
Forfeited or cancelled	(210,126)	17.63

Balance outstanding at June 30, 2009	2,208,955	$14.19	7.0	$13,177

Options vested and expected to vest at June 30, 2009	2,106,826	$14.04	7.0	$12,848

Exercisable at June 30, 2009	1,224,033	$12.52	6.7	$9,172

The weighted-average grant date fair value of options granted during the three months ended June 30, 2009 was $10.92. The Company did not grant options during the three months ended June 30, 2008. The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 and 2009 was $15.94 and $10.22, respectively. The fair value of options that vested during the three months ended June 30, 2008 and 2009 was $228,000 and $196,000 respectively. The fair value of options that vested during the six months ended June 30, 2008 and 2009 was $3,793,000 and $3,741,000 respectively. As of June 30, 2009, $7.6 million of total unrecognized compensation cost is related to nonvested option awards and is expected to be recognized over a weighted-average period of 1.0 year.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of options exercised during the three months ended June 30, 2008 and 2009 was $3,980,000 and $291,000, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2009 was $5,211,000 and $1,391,000, respectively.

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date.

The summary of restricted stock award activity for the six months ended June 30, 2009 is as follows:

Number of Shares
Underlying
Stock Awards

Balance nonvested at December 31, 2008	676,450
Awarded	817,433
Vested	(193,925)
Forfeited	(82,875)

Balance nonvested at June 30, 2009	1,217,083

The weighted-average grant date fair value of restricted stock awards granted during the three months ended June 30, 2008 and 2009 was $32.17 and $17.81, respectively. The weighted-average grant date fair value of

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

restricted stock awards granted during the six months ended June 30, 2008 and 2009 was $29.41 and $16.68, respectively.

As of June 30, 2009, $22.8 million of total unrecognized compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 3.0 years.

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

8.	Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 5, 2009. Management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

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

We sell access to our on-demand software primarily through our direct sales channel. As of June 30, 2009, we had 3,761 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

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

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the three and six months ended June 30, 2009, professional services sold separately accounted for less than 3% of our revenues.

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

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 48% of our revenues for the six months ended June 30, 2009. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, events and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

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

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in 2009, research and development expenses will decrease in absolute dollars and decrease slightly as a percentage of revenues.

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

Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R), which requires stock-based compensation to be recognized as an expense in the financial statements over the vesting period based on the fair value of the award. We recognize compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the awards that are expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We use the quoted closing market price of our common stock on the grant date to measure the fair value of our restricted stock awards. We use the Black-Scholes option pricing model to measure the fair value of our option awards. We became a public entity in December 2005, and therefore have a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

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

There were no events or changes in circumstances through June 30, 2009 indicating that an interim impairment assessment was necessary for goodwill or long-lived assets.

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

Historically, we maintained a full valuation allowance on our deferred tax assets because we were unable to conclude that it was more likely than not that we would realize the tax benefits of these deferred tax assets. During 2008, we concluded that it is more likely than not that we will have future taxable income sufficient to realize certain of our deferred tax assets and we reversed our valuation allowance against our U.S. deferred tax assets. As of June 30, 2009, we maintained a full valuation against our foreign deferred tax assets.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2009	2008	2009

Revenues	100%	100%	100%	100%
Cost of revenues	19	19	19	18

Gross profit	81	81	81	82
Operating expenses:
Sales and marketing	44	47	45	48
Research and development	7	6	7	6
General and administrative	28	25	27	25
Amortization of intangible assets	4	2	4	2

Total operating expenses	83	80	83	81
Income (loss) from operations	(2)	1	(2)	1
Other income, net	3	1	3	—

Income before provision (benefit) for income taxes	1	2	1	1
Provision (benefit) for income taxes	(29)	4	(13)	3

Net income (loss)	30%	(2)%	14%	(2)%

The following table sets forth our total deferred revenue and net cash provided by operating activities for each of the periods indicated and number of active subscription customers as of the last day of each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Total deferred revenue (in thousands at end of period)	$37,506	$39,770	$37,506	$39,770
Net cash provided by operating activities (in thousands)	$6,517	$1,535	$12,461	$10,256
Active customers	2,911	3,761	2,911	3,761

Three Months Ended June 30, 2009 and 2008

Revenues.  Revenues for the three months ended June 30, 2009 were $21.1 million, an increase of $2.0 million, or 10%, over revenues of $19.1 million for the comparable period in 2008. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 3,761 as of June 30, 2009 from 2,911 as of June 30, 2008. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $1.4 million. Revenue growth from transaction revenue was $574,000. Total deferred revenue as of June 30, 2009 was $39.8 million, representing an increase of $2.3 million, or 6%, over total deferred revenue of $37.5 million as of June 30, 2008.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2009 was $3.8 million, an increase of $220,000, or 6%, over cost of revenues of $3.6 million for the comparable period in 2008. The increase in cost of revenues was primarily due to an increase of $194,000 in employee-related costs and $103,000 in stock-based compensation, offset by a decrease of $94,000 in incentive compensation reflecting our relative performance against established incentive targets. We had 151 full-time employee equivalents in our professional and other support services group at June 30, 2009 compared to 131 full-time employee equivalents at June 30, 2008.

Compensation costs for our content group in the United Kingdom are included in cost of revenues since the launch of our United Kingdom and Ireland media database in September 2008. Prior to the launch, the compensation costs and related headcount were included in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended June 30, 2009 were $10.2 million, an increase of $1.7 million, or 20%, over sales and marketing expenses of $8.5 million for the comparable period in 2008. The increase in sales and marketing was primarily due to an increase of $759,000 in employee-related costs from additional personnel, $769,000 in marketing program costs primarily to increase awareness and attract customers to our online press release services and $309,000 in stock-based compensation, offset by a decrease of $221,000 in incentive compensation reflecting our relative sales performance against established incentive targets. Our sales and marketing headcount increased by 22% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 236 full-time employee equivalents in sales and marketing at June 30, 2009 compared to 193 full-time employee equivalents at June 30, 2008.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2009 were $1.1 million, a decrease of $222,000, or 16%, over research and development expenses of $1.4 million for the comparable period in 2008. The decrease in research and development was primarily due to a decrease of $202,000 in employee-related costs offset by an increase of $72,000 in stock-based compensation. For the three months ended June 30, 2009, we capitalized $48,000 of employee-related costs for internally developed software. For the three months ended June 30, 2008, we did not capitalize any employee-related costs for internally developed software used in our subscription services. We had 29 full-time employee equivalents in research and development at June 30, 2009 compared to 41 full-time employee equivalents at June 30, 2008. Compensation costs for our content group in the United Kingdom were included in research and development prior to the launch of our United Kingdom and Ireland media database in September 2008. Subsequent to the launch, the compensation costs and related headcount are included in costs of revenues.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2009 were $5.2 million, a decrease of $170,000, or 3%, over general and administrative expenses of $5.4 million for the comparable period in 2008. The decrease in general and administrative expenses was primarily due to a decrease of $176,000 in incentive compensation reflecting our relative performance against established incentive targets and a decrease of $184,000 in travel offset by an increase of $166,000 in stock-based compensation. We had 46 full-time employee equivalents in our general and administrative group at June 30, 2009 compared to 44 full-time employee equivalents at June 30, 2008.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended June 30, 2009 was $490,000, a decrease of $215,000, or 30%, compared to $705,000 for the comparable period in 2008. Amortization of intangible assets acquired in our purchase of Gnossos Software, Inc. in November 2004, were fully amortized in October 2008. Amortization expense for the three months ended June 30, 2008 included $190,000 related to these assets.

Other Income (Expense).  Other income for the three months ended June 30, 2009 was $98,000, a decrease of $403,000, or 80%, compared to $501,000 for the comparable period in 2008. The continued decline in interest yields in 2009 for fixed income securities resulted in decreased interest income.

Provision (Benefit) for Income Taxes.  The provision for income taxes for the three months ended June 30, 2009 of $669,000 reflects our estimated annual effective tax rate for the year. For the three months ended June 30, 2009, our effective tax rate differs from the U.S. Federal statutory rate primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, and to a lesser extent, state income taxes and certain non-deductible expenses. The benefit from income taxes for the three months ended June 30, 2008 was $5.6 million. At each balance sheet date, we assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of profitability and estimates of future taxable income, to determine the need for the valuation allowance. At June 30, 2008, we concluded that it was more likely than not that we would be able to generate sufficient future taxable income to realize certain of our deferred tax assets. As a result, we reversed the valuation allowance against our U.S. deferred tax assets and recorded an income tax benefit of $5.6 million. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain nondeductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

Six Months Ended June 30, 2009 and 2008

Revenues.  Revenues for the six months ended June 30, 2009 were $41.5 million, an increase of $4.5 million, or 12%, over revenues of $37.0 million for the comparable period in 2008. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 3,761 as of June 30, 2009 from 2,911 as of June 30, 2008. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $3.5 million. Revenue growth from transaction revenue was $1.1 million. Total deferred revenue as of June 30, 2009 was $39.8 million, representing an increase of $2.3 million, or 6%, over total deferred revenue of $37.5 million as of June 30, 2008.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2009 was $7.8 million, an increase of $695,000, or 10%, over cost of revenues of $7.1 million for the comparable period in 2008. The increase in cost of revenues was primarily due to an increase of $415,000 in employee-related costs and $183,000 in stock-based compensation. We had 151 full-time employee equivalents in our professional and other support services group at June 30, 2009 compared to 131 full-time employee equivalents at June 30, 2008. Compensation costs for our content group in the United Kingdom are included in cost of revenues since the launch of our United Kingdom and Ireland media database in September 2008. Prior to the launch, the compensation costs and related headcount were included in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2009 were $19.7 million, an increase of $3.0 million, or 18%, over sales and marketing expenses of $16.7 million for the comparable period in 2008. The increase was primarily due to an increase of $1.5 million in employee-related costs from additional personnel, $1.4 million in marketing program costs primarily to increase awareness and attract customers to our online press release services and $497,000 in stock-based compensation, offset by a decrease of $483,000 in incentive compensation reflecting our relative sales performance against established incentive targets. Our sales and marketing headcount increased by 22% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 236 full-time employee equivalents in sales and marketing at June 30, 2009 compared to 193 full-time employee equivalents at June 30, 2008.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2009 were $2.3 million, a decrease of $278,000, or 11%, over research and development expenses of $2.6 million for the comparable period in 2008. The decrease in research and development was primarily due to a decrease of $150,000 in employee-related costs and a decrease of $81,000 in incentive compensation reflecting our relative performance against established incentive targets, offset by an increase of $106,000 in stock-based compensation. For the six months ended June 30, 2009, we capitalized $91,000 of employee-related costs for internally developed software. For the six months ended June 30, 2008, we did not capitalize any employee-related costs for internally developed software used in our subscription services. We had 29 full-time employee equivalents in research and development at June 30, 2009 compared to 41 full-time employee equivalents at June 30, 2008. Compensation costs for our content group in the United Kingdom were included in research and development prior to the launch of our United Kingdom and Ireland media database in September 2008. Subsequent to the launch, the compensation costs and related headcount are included in costs of revenues.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2009 were $10.2 million, an increase of $237,000, or 2%, over general and administrative expenses of $10.0 million for the comparable period in 2008. The increase in general and administrative expenses was primarily due to an increase of $179,000 in employee-related costs, $135,000 in professional fees, $199,000 in rents and facility costs relating to expansion of our offices and $293,000 in stock-based compensation, offset by a decrease of $398,000 in incentive compensation reflecting our relative performance against established incentive targets and a decrease of $236,000 in travel. We had 46 full-time employee equivalents in our general and administrative group at June 30, 2009 compared to 44 full-time employee equivalents at June 30, 2008.

Amortization of Intangible Assets.  Amortization of intangible assets for the six months ended June 30, 2009 was $980,000, a decrease of $430,000, or 30%, compared to $1.4 million for the comparable period in 2008. Amortization of intangible assets acquired in our purchase of Gnossos Software, Inc. in November 2004, were fully amortized in October 2008. Amortization expense for the six months ended June 30, 2008 included $380,000 related to these assets.

Other Income (Expense).  Other income for the six months ended June 30, 2009 was $317,000, a decrease of $774,000, or 71%, compared to $1.1 million for the comparable period in 2008. The continued decline in interest yields in 2009 for fixed income securities resulted in decreased interest income.

Provision (Benefit) for Income Taxes.  The provision for income taxes for the six months ended June 30, 2009 of $1.7 million reflects our estimated annual effective tax rate for the year. For the six months ended June 30, 2009, our effective tax rate differs from the U.S. Federal statutory rate primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, and to a lesser extent, state income taxes and certain non-deductible expenses. The benefit from income taxes for the six months ended June 30, 2008 was $4.9 million. At each balance sheet date, we assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of profitability and estimates of future taxable income, to determine the need for the valuation allowance. At June 30, 2008, we concluded that it was more likely than not that we would be able to generate sufficient future taxable income to realize certain of our deferred tax assets. As a result, we reversed the valuation allowance against our U.S. deferred tax assets and recorded an income tax benefit of $4.9 million. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain nondeductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

Liquidity and Capital Resources

At June 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $78.9 million, investments totaling $17.7 million and net accounts receivable of $9.5 million.

Net cash provided by operating activities for the six months ended June 30, 2009 was $10.3 million reflecting a net loss of $821,000 and non-cash charges for depreciation and amortization charges of $1.8 million, stock-based compensation expense of $6.2 million and an excess tax benefit from stock awards of $2.5 million. Changes in operating assets and liabilities was $5.6 million resulting primarily resulting from a decrease of $5.1 million in accounts receivable attributable to the timing of cash collections and a lower volume of subscription agreements invoiced in the first and second quarter of 2009, compared to a seasonally high volume of subscription agreement invoiced in the fourth quarter of 2008.

Net cash provided by investing activities for the six months ended June 30, 2009 was $3.2 million which primarily resulted from proceeds received from net maturities of investments of $4.0 million and investments in property, equipment and software of $726,000 to support our continued growth.

Net cash used in financing activities for the six months ended June 30, 2009 was $19,000. In the six months ended June 30, 2009, we purchased 264,783 shares of our common stock at an aggregate cost of $4.1 million, received proceeds from the exercise of stock option awards of $1.8 million and had a tax benefit from the exercise of stock awards of $2.5 million.

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Our online press release and news distribution service is a trusted information source. To the extent we were to distribute an inaccurate or fraudulent press release, our reputation could be harmed, even though we are not responsible for the content distributed via our online news distribution service.

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases of our common stock during the three months ended June 30, 2009, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
			Total Number of	Dollar Value of
			Shares	Shares
	Total Number	Average Price	Purchased as	That May Yet be
	of Shares	Paid per	Part of Publicly	Purchased
	Purchased	Share	Announced Plan(2)	Under the Plan

April 1 — April 30
Share repurchase program(1)	—	—	—	$19,000,148
Employee transactions(3)	—	—	—	N/A
May 1 — May 31
Share repurchase program(1)	—	—	—	$19,000,148
Employee transactions(3)	—	—	—	N/A
June 1 — June 30
Share repurchase program(1)	—	—	—	$19,000,148
Employee transactions(3)	200	—	—	N/A

(1)	For the three months ended June 30, 2009, we did not purchase any shares of common stock though our publicly announced share repurchase program.

(2)	On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. There is no expiration date specified for the program.

(3)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 21, 2009. We solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statements and all such nominees were elected. The continuing directors whose terms expire in 2010 are Robert Lentz and Gary Greenfield. The continuing directors whose terms expire in 2011 are Kevin Burns, Ronald Kaiser and Richard Rudman. At the meeting, the matters listed below were submitted to a vote of our stockholders.

Proposal One:  The election of two directors to serve until the 2012 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

(1) 16,231,856 votes were cast for the election of Gary Golding as a director, and 1,570,461 votes were withheld; and

(2) 17,042,956 votes were cast for the election of Richard Moore as a director, and 759,361 votes were withheld.

Proposal Two:  Ratification of independent registered public accounting firm for 2009. The vote with respect to Ernst & Young LLP was as follows:

17,670,783 votes were cast for the ratification of Ernst & Young LLP as our independent registered accounting firm, 119,357 against, and 12,174 abstentions.

Proposal Three:  Approval of the Company’s 2005 Stock Award Plan for purposes of Section 162(m) of the Internal Revenue Code. The vote with respect to the Company’s 2005 Stock Award Plan was as follows:

14,668,121 votes were cast for the approval of the Company’s 2005 Stock Award Plan, 2,055,771 against, and 7,614 abstentions.

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
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: August 5, 2009

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