Form 10-Q
period 2009-09-30
Vocus, Inc.
filed 2009-11-06
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of November 2, 2009, 19,368,931 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	September 30,
	2008	2009
		(Unaudited)
	(Dollars in thousands, except
	per share data)

Current assets:
Cash and cash equivalents	$65,429	$82,084
Short-term investments	21,758	15,830
Accounts receivable, net of allowance for doubtful accounts of $294 and $156 at December 31, 2008 and September 30, 2009, respectively	14,739	9,910
Current portion of deferred income taxes	394	480
Prepaid expenses and other current assets	3,340	2,294

Total current assets	105,660	110,598
Long-term investments	—	2,736
Property, equipment and software, net	4,615	4,765
Intangible assets, net	5,906	4,450
Goodwill	17,090	17,090
Deferred income taxes, net of current portion	6,097	7,542
Other assets	611	682

Total assets	$139,979	$147,863

Current liabilities:
Accounts payable	$497	$1,018
Accrued compensation	2,297	1,894
Accrued expenses	2,479	4,155
Current portion of notes payable and capital lease obligations	185	198
Current portion of deferred revenue	41,775	38,658

Total current liabilities	47,233	45,923
Notes payable and capital lease obligations, net of current portion	188	63
Other liabilities	71	42
Deferred revenue, net of current portion	1,079	911

Total liabilities	48,571	46,939
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and September 30, 2009	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 19,380,866 and 19,785,202 shares issued at December 31, 2008 and September 30, 2009, respectively; 17,965,129 and 18,104,061 shares outstanding at December 31, 2008 and September 30, 2009, respectively	194	198
Additional paid-in capital	129,897	145,005
Treasury stock, 1,415,737 and 1,681,141 shares at December 31, 2008 and September 30, 2009, respectively at cost	(10,783)	(14,914)
Accumulated other comprehensive income	564	302
Accumulated deficit	(28,464)	(29,667)

Total stockholders’ equity	91,408	100,924

Total liabilities and stockholders’ equity	$139,979	$147,863

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
		(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$19,953	$21,042	$56,905	$62,532
Cost of revenues, including amortization expense of $11 and $71 for the three and nine months ended September 30, 2008, respectively	3,701	3,861	10,760	11,615

Gross profit	16,252	17,181	46,145	50,917
Operating expenses:
Sales and marketing	8,837	10,189	25,496	29,895
Research and development	1,306	1,150	3,879	3,445
General and administrative	5,641	5,206	15,635	15,437
Amortization of intangible assets	688	476	2,098	1,456

Total operating expenses	16,472	17,021	47,108	50,233
Income (loss) from operations	(220)	160	(963)	684
Other income (expense):
Interest and other income	507	52	1,612	382
Interest expense	(7)	(10)	(21)	(23)

Total other income	500	42	1,591	359
Income before provision (benefit) for income taxes	280	202	628	1,043
Provision (benefit) for income taxes	62	584	(4,851)	2,246

Net income (loss)	$218	$(382)	$5,479	$(1,203)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$0.31	$(0.07)
Diluted	$0.01	$(0.02)	$0.29	$(0.07)
Weighted average shares outstanding used in computing per share amounts:
Basic	18,193,456	18,092,595	17,915,754	18,021,737
Diluted	19,349,935	18,092,595	18,973,109	18,021,737

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2009
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$5,479	$(1,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,357	1,241
Amortization of intangible assets	2,169	1,456
Loss on disposal of assets	—	3
Impairment of long-lived assets	20	—
Stock-based compensation	8,392	9,612
Provision for doubtful accounts	181	122
Deferred income taxes	(5,094)	(1,513)
Excess tax benefit from stock awards	—	(4,449)
Changes in operating assets and liabilities:
Accounts receivable	3,404	4,817
Prepaid expenses and other current assets	(332)	1,080
Other assets	(151)	(82)
Accounts payable	(276)	492
Accrued compensation	(579)	(416)
Accrued expenses	(447)	5,290
Deferred revenue	3,190	(3,552)
Other liabilities	(13)	(29)

Net cash provided by operating activities	17,300	12,869
Cash flows from investing activities:
Purchases of available-for-sale securities	(42,124)	(25,156)
Sales of available-for-sale securities	800	—
Maturities of available-for-sale securities	29,162	28,300
Purchases of property, equipment and software	(1,690)	(1,143)
Software development costs	(23)	(142)

Net cash provided by (used in) investing activities	(13,875)	1,859
Cash flows from financing activities:
Repurchases of common stock	—	(4,131)
Proceeds from the exercise of stock options	7,046	1,849
Excess tax benefit from stock awards	—	4,449
Payments on notes payable and capital lease obligations	(318)	(202)

Net cash provided by financing activities	6,728	1,965
Effect of exchange rate changes on cash and cash equivalents	(73)	(38)

Net increase in cash and cash equivalents	10,080	16,655
Cash and cash equivalents, beginning of period	56,541	65,429

Cash and cash equivalents, end of period	$66,621	$82,084

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2008 and September 30, 2009. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the three and nine months ended September 30, 2008 and September 30, 2009 were not material. Net unrealized holding gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of September 30, 2009, the net unrealized gains on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at September 30, 2009.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements

The Company measures certain financial assets at fair value, including cash equivalents and available-for-sale securities pursuant to a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

Subscription agreements generally contain multiple service elements and deliverables. These elements include access to the Company’s on-demand software and often specify initial services including implementation and training. Subscription agreements do not provide customers the right to take possession of the software at any time. The Company considers all elements in its multiple element subscription arrangements as a single unit of accounting and recognizes all associated fees over the subscription period. The Company determined that it does not have objective and reliable evidence of the fair value of the subscription fees after delivery of specified initial services; and therefore, accounts for its subscription arrangements and its related service fees as a single unit of accounting. As a result, all revenue from multiple element subscription arrangements is recognized ratably over the term of the subscription. The subscription term commences on the start date specified in the subscription arrangement or the date access to the software is provided to the customer. The Company also has entered into a royalty agreement with a reseller of its application service. The Company recognizes this revenue over the term of the end-user subscription upon obtaining persuasive evidence, which includes monthly notification from the reseller, that the service has been sold and delivered. The Company recognizes revenue from professional services sold separately from subscription arrangements as the services are performed.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by the valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes for the three and nine months ended September 30, 2009 differs from the expected tax provision computed by applying the U.S. Federal statutory rate to income before income taxes primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, and to a lesser extent, state income taxes and certain non-deductible expenses.

The Company had no material uncertain tax positions at December 31, 2008 and September 30, 2009, and there were no material changes during the three and nine months ended September 30, 2009. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. The Company does not believe its unrecognized tax positions will materially change over the next twelve months. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2008 and September 30, 2009.

The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2001 to 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. For the three months and nine months ended September 30, 2008 and 2009, the comprehensive income (loss) was determined as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Net income (loss)	$218	$(382)	$5,479	$(1,203)
Other comprehensive income (loss):
Foreign currency translation adjustment	175	49	161	(233)
Unrealized net gain (loss) on available-for-sale investments, net of tax	(87)	—	(74)	(29)

Comprehensive income (loss)	$306	$(333)	$5,566	$(1,465)

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on one segment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Net income (loss)	$218	$(382)	$5,479	$(1,203)
Weighted average shares outstanding, basic	18,193,456	18,092,595	17,915,754	18,021,737
Dilutive effect of:
Options to purchase common stock	1,080,001	—	1,057,355	—
Nonvested shares of restricted stock	76,478	—	—	—

Weighted average shares outstanding, diluted	19,349,935	18,092,595	18,973,109	18,021,737

Net income (loss) per share:
Basic	$0.01	$(0.02)	$0.31	$(0.07)

Diluted	$0.01	$(0.02)	$0.29	$(0.07)

For the three and nine months ended September 30, 2008, diluted earnings per share excluded 10,000 and 16,000 outstanding stock options, respectively, because the exercise prices exceeded the average market price of our common stock during the periods and as a result, the impact of their inclusion would be anti-dilutive. For the nine months ended September 30, 2008, diluted earnings per share excluded 679,162 nonvested shares of restricted stock, as the impact of their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2009, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three and nine months ended September 30, 2009, diluted earnings per share excluded 2,200,379 outstanding stock options and 1,228,408 nonvested shares of restricted stock.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued The FASB Accounting Standards Codification, (Codification) which is the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not change or alter existing GAAP and therefore, did not have an impact on the Company’s consolidated balance sheets, statements of operations and cash flows.

New Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on multiple deliverable revenue arrangements. Pursuant to the new guidance, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

However, early adoption is permitted. The Company is currently evaluating the potential impact the adoption of the new guidance will have on its consolidated financial statements.

3.	Cash Equivalents and Investments

The components of cash equivalents and investments at September 30, 2009 are as follows (dollars in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$15,797	$—	$—	$15,797
Commercial paper and other	27,588	—	—	27,588
Certificates of deposit	3,975	—	—	3,975
Short-term investments:
Government-sponsored agency debt securities	8,025	12	—	8,037
Commercial paper and other	2,439	—	—	2,439
Certificates of deposit	1,900	4	—	1,904
Corporate notes and bonds	3,450	—	—	3,450
Long-term investments:
Government-sponsored agency debt securities	2,735	1	—	2,736

Total	$65,909	$17	$—	$65,926

The components of cash equivalents and investments at December 31, 2008 are as follows (dollars in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$4,056	$—	$—	$4,056
Commercial paper and other	33,345	—	—	33,345
Government-sponsored agency debt securities	1,504	—	—	1,504
Certificates of deposit	4,798	—	—	4,798
Short-term investments:
Government-sponsored agency debt securities	17,944	76	(10)	18,010
Certificates of deposit	2,299	1	(1)	2,299
Corporate notes and bonds	1,450	—	(1)	1,449

Total	$65,396	$77	$(12)	$65,461

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year. As of September 30, 2009, long-term investments have original maturity dates between one and two years.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Fair Value Measurements

The fair value measurements of the Company’s financial assets measured on a recurring basis at September 30, 2009 are as follows (dollars in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents	$47,360	$19,772	$27,588	$—
Short-term investments	15,830	13,391	2,439	—
Long-term investments	2,736	2,736	—	—

Total	$65,926	$35,899	$30,027	$—

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or broker or dealer quotations.

5.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. During the nine months ended September 30, 2009, the Company purchased an aggregate of 224,192 shares of its common stock for $3,500,000. During the nine months ended September 30, 2009, the Company also purchased 41,212 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $631,000 upon the vesting of their restricted stock awards during the nine months ended September 30, 2009.

6.	Stock-Based Compensation

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

The following table sets forth the stock-based compensation expense for stock option awards and restricted stock awards recorded in the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Cost of revenues	$326	$398	$886	$1,141
Sales and marketing	842	1,025	2,194	2,874
Research and development	174	256	539	727
General and administration	1,892	1,696	4,773	4,870

Total	$3,234	$3,375	$8,392	$9,612

Stock Option Awards

The Company uses the Black-Scholes option pricing model to measure the fair value of its stock option awards. The Company became a public entity in December 2005, and therefore has a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the award. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Stock price volatility	—	62%	54%	62%
Expected term (years)	—	6.3	6.0	6.2
Risk-free interest rate	—	2.8%	3.1%	2.5%
Dividend yield	—	0%	0%	0%

The summary of stock option activity for the nine months ended September 30, 2009 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	September 30,
	Options	Share	Term	2009
				(In thousands)

Balance outstanding at December 31, 2008	2,567,074	$14.05
Granted	62,689	17.23
Exercised	(201,424)	9.18
Forfeited or cancelled	(227,960)	17.91

Balance outstanding at September 30, 2009	2,200,379	$14.19	6.8	$15,385

Options vested and expected to vest at September 30, 2009	2,100,616	$14.04	6.8	$14,978

Exercisable at September 30, 2009	1,271,666	$12.54	6.5	$10,831

The weighted-average grant date fair value of options granted during the three months ended September 30, 2009 was $10.07. The Company did not grant options during the three months ended September 30, 2008. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2008 and 2009 was $15.94 and $10.17, respectively. The fair value of options that vested during the three months ended September 30, 2008 and 2009 was $498,000 in each three-month period. The fair value of options that vested during the nine months ended September 30, 2008 and 2009 was $4,291,000 and $4,240,000 respectively. As of September 30, 2009, $6.3 million of total unrecognized compensation cost is related to nonvested option awards and is expected to be recognized over a weighted-average period of 0.8 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of options exercised during the three months ended September 30, 2008 and 2009 was $10,629,000 and $123,000, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2009 was $15,840,000 and $1,514,000, respectively.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date.

The summary of restricted stock award activity for the nine months ended September 30, 2009 is as follows:

Number of Shares
Underlying
Stock Awards

Balance nonvested at December 31, 2008	676,450
Awarded	842,433
Vested	(202,912)
Forfeited	(87,563)

Balance nonvested at September 30, 2009	1,228,408

The weighted-average grant date fair value of restricted stock awards granted during the three months ended September 30, 2008 and 2009 was $34.74 and $16.86, respectively. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2008 and 2009 was $29.60 and $16.68, respectively.

As of September 30, 2009, $21.2 million of total unrecognized compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.8 years.

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

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 6, 2009. Management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

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

We sell access to our on-demand software primarily through our direct sales channel. As of September 30, 2009, we had 4,001 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

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

We plan to continue the expansion of our customer base by expanding our direct distribution channels, expanding our international market penetration and selectively pursuing strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and marketing, and expand our domestic and international selling and marketing activities, increase the number of locations around the world where we conduct business and develop our operational and financial systems to manage a growing business. We also intend to seek to identify and acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from the online distribution of press releases. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We invoice our customers in advance of their annual subscription, with payment terms that require our customers pay us generally within 30 days of invoice. Our subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement.

Additionally, we derive revenue on a per-transaction basis from the online distribution of press releases. We generally receive payment in advance of the distribution of the press release.

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the three and nine months ended September 30, 2009, professional services sold separately accounted for less than 3% of our revenues.

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

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 48% of our revenues for the nine months ended September 30, 2009. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, promotional events, webinars and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

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

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and professional fees, facilities rent other corporate expenses and allocated overhead. We expect that in 2009, general and administrative expenses will decrease in absolute dollars and as a percentage of revenues.

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

Stock-Based Compensation.  We recognize compensation expense for stock-based compensation awards based on the fair value of the awards and on a straight-line basis over the requisite service period of the award based on the estimated portion of the awards that are expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We use the quoted closing market price of our common stock on the grant date to measure the fair value of our restricted stock awards. We use the Black-Scholes option pricing model to measure the fair value of our option awards. We became a public entity in December 2005, and therefore have a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

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

There were no events or changes in circumstances through September 30, 2009 indicating that an interim impairment assessment was necessary for goodwill or long-lived assets.

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

Historically, we maintained a full valuation allowance on our deferred tax assets because we were unable to conclude that it was more likely than not that we would realize the tax benefits of these deferred tax assets. During 2008, we concluded that it is more likely than not that we will have future taxable income sufficient to realize certain of our deferred tax assets and we reversed our valuation allowance against our U.S. deferred tax assets. As of September 30, 2009, we maintained a full valuation against our foreign deferred tax assets.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009

Revenues	100%	100%	100%	100%
Cost of revenues	19	18	19	19

Gross profit	81	82	81	81
Operating expenses:
Sales and marketing	44	48	45	48
Research and development	7	6	7	6
General and administrative	28	25	27	24
Amortization of intangible assets	3	2	4	2

Total operating expenses	82	81	83	80
Income (loss) from operations	(1)	1	(2)	1
Other income, net	2	—	3	1

Income before provision (benefit) for income taxes	1	1	1	2
Provision (benefit) for income taxes	—	3	(9)	4

Net income (loss)	1%	(2)%	10%	(2)%

Three Months Ended September 30, 2009 and 2008

Revenues.  Revenues for the three months ended September 30, 2009 were $21.0 million, an increase of $1.0 million, or 5%, over revenues of $20.0 million for the comparable period in 2008. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 4,001 as of September 30, 2009 from 3,144 as of September 30, 2008. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $593,000. Revenue growth from transaction revenue was $504,000. Total deferred revenue as of September 30, 2009 was $39.6 million, representing an increase of $1.7 million, or 4%, over total deferred revenue of $37.9 million as of September 30, 2008.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2009 was $3.9 million, an increase of $160,000, or 4%, over cost of revenues of $3.7 million for the comparable period in 2008. The increase in cost of revenues was primarily due to an increase of $74,000 in employee-related costs and $97,000 in third-party license and royalty fees. We had 143 full-time employee equivalents in our professional and other support services group at September 30, 2009 compared to 150 full-time employee equivalents at September 30, 2008. Compensation costs for our content group in the United Kingdom are included in cost of revenues since the launch of our United Kingdom and Ireland media database in September 2008. Prior to the launch, the compensation costs and related headcount were included in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended September 30, 2009 were $10.2 million, an increase of $1.4 million, or 15%, over sales and marketing expenses of $8.8 million for the comparable period in 2008. The increase in sales and marketing was primarily due to an increase of $663,000 in employee-related costs from additional personnel, $798,000 in marketing program costs primarily to increase awareness and attract customers to our online press release services and $183,000 in stock-based compensation, offset by a decrease of $76,000 in incentive compensation reflecting our relative sales performance against established incentive targets. Our sales and marketing headcount increased by 23% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 254 full-time employee equivalents in sales and marketing at September 30, 2009 compared to 206 full-time employee equivalents at September 30, 2008.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2009 were $1.2 million, a decrease of $156,000, or 12%, compared to research and development expenses of $1.3 million for the comparable period in 2008. The decrease in research and development was primarily due to a decrease of $160,000 in employee-related costs. We had 29 full-time employee equivalents in research and development at September 30, 2009 and 2008. Compensation costs for our content group in the United Kingdom were included in research and development prior to the launch of our United Kingdom and Ireland media database in September 2008. Subsequent to the launch, the compensation costs and related headcount are included in costs of revenues.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2009 were $5.2 million, a decrease of $435,000, or 8%, compared to general and administrative expenses of $5.6 million for the comparable period in 2008. The decrease in general and administrative expenses was primarily due to decreases of $107,000 in incentive compensation reflecting our relative performance against established incentive targets and $196,000 in stock-based compensation. We had 49 full-time employee equivalents in our general and administrative group at September 30, 2009 compared to 46 full-time employee equivalents at September 30, 2008.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended September 30, 2009 was $476,000, a decrease of $212,000, or 31%, compared to $688,000 for the comparable period in 2008. Amortization of intangible assets acquired in our purchase of Gnossos Software, Inc. in November 2004, were fully amortized in October 2008. Amortization expense for the three months ended September 30, 2008 included $190,000 related to these assets.

Other Income (Expense).  Other income for the three months ended September 30, 2009 was $42,000, a decrease of $458,000, or 92%, compared to $500,000 for the comparable period in 2008. The continued decline in interest yields in 2009 for fixed income securities resulted in decreased interest income.

Provision (Benefit) for Income Taxes.  The provision for income taxes for the three months ended September 30, 2009 was $584,000, an increase of $522,000 over the provision for income taxes of $62,000 for the comparable period in 2008. The provision for income taxes reflects our estimated annual effective tax rate for the respective years. For the three months ended September 30, 2008, our effective tax rate differed from the U.S. Federal statutory rates primarily due to the effect of the valuation allowance related to our U.S. deferred tax assets and, to a lesser extent, operating losses in foreign jurisdictions for which no tax benefit is currently available, state income taxes and certain non-deductible expenses. For the three months ended September 30, 2009, our effective tax rate differed from the U.S. Federal statutory rates primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, and to a lesser extent, state income taxes and certain non-deductible expenses.

Nine Months Ended September 30, 2009 and 2008

Revenues.  Revenues for the nine months ended September 30, 2009 were $62.5 million, an increase of $5.6 million, or 10%, over revenues of $56.9 million for the comparable period in 2008. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 4,001 as of September 30, 2009 from 3,144 as of September 30, 2008. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $4.0 million. Revenue growth from transaction revenue was $1.6 million. Total deferred revenue as of September 30, 2009 was $39.6 million, representing an increase of $1.7 million, or 4%, over total deferred revenue of $37.9 million as of September 30, 2008.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2009 was $11.6 million, an increase of $855,000, or 8%, over cost of revenues of $10.8 million for the comparable period in 2008. The increase in cost of revenues was primarily due to an increase of $428,000 in employee-related costs, $255,000 in stock-based compensation and $201,000 in third-party license and royalty fees, offset by a decrease of $167,000 in incentive compensation reflecting our relative performance against established incentive targets. We had 143 full-time employee equivalents in our professional and other support services group at September 30, 2009 compared to 150 full-time employee equivalents at September 30, 2008. Compensation costs for our content group in the United Kingdom are included in cost of revenues since the launch of our United Kingdom and Ireland media database in September 2008. Prior to the launch, the compensation costs and related headcount were included in research and development.

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2009 were $29.9 million, an increase of $4.4 million, or 17%, over sales and marketing expenses of $25.5 million for the comparable period in 2008. The increase was primarily due to an increase of $2.2 million in employee-related costs from additional personnel, $2.2 million in marketing program costs primarily to increase awareness and attract customers to our online press release services and $680,000 in stock-based compensation, offset by a decrease of $558,000 in incentive compensation and $323,000 in sales commissions reflecting our relative sales performance against established incentive targets. Our sales and marketing headcount increased by 23% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 254 full-time employee equivalents in sales and marketing at September 30, 2009 compared to 206 full-time employee equivalents at September 30, 2008.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2009 were $3.4 million, a decrease of $434,000, or 11%, compared to research and development expenses of $3.9 million for the comparable period in 2008. The decrease in research and development was primarily due to decreases of $305,000 in employee-related costs and $111,000 in incentive compensation reflecting our relative performance against established incentive targets, offset by an increase of $188,000 in stock-based compensation. For the nine months ended September 30, 2009, we capitalized $142,000 of employee-related costs for internally developed software. For the nine months ended September 30, 2008, we capitalized $23,000 employee-related costs for internally developed software used in our subscription services. We had 29 full-time employee equivalents in research and development at September 30, 2009 and 2008. Compensation costs for our content group in the United Kingdom were included in research and development prior to the launch of our United Kingdom and Ireland media database in September 2008. Subsequent to the launch, the compensation costs and related headcount are included in costs of revenues.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2009 were $15.4 million, a decrease of $198,000, or 1%, compared to general and administrative expenses of $15.6 million for the comparable period in 2008. The decrease in general and administrative expenses was primarily due to a decrease of $505,000 in incentive compensation reflecting our relative performance against established incentive targets, offset by increases of $190,000 in employee-related costs and $97,000 in stock-based compensation. We had 49 full-time employee equivalents in our general and administrative group at September 30, 2009 compared to 46 full-time employee equivalents at September 30, 2008.

Amortization of Intangible Assets.  Amortization of intangible assets for the nine months ended September 30, 2009 was $1.5 million, a decrease of $642,000, or 31%, compared to $2.1 million for the comparable period in 2008. Amortization of intangible assets acquired in our purchase of Gnossos Software, Inc. in November 2004, were fully amortized in October 2008. Amortization expense for the nine months ended September 30, 2008 included $570,000 related to these assets.

Other Income (Expense).  Other income for the nine months ended September 30, 2009 was $359,000, a decrease of $1.2 million, or 77%, compared to $1.6 million for the comparable period in 2008. The continued decline in interest yields in 2009 for fixed income securities resulted in decreased interest income.

Provision (Benefit) for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2009 of $2.2 million reflects our estimated annual effective tax rate for the year. For the nine months ended September 30, 2009, our effective tax rate differs from the U.S. Federal statutory rate primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, and to a lesser extent, state income taxes and certain non-deductible expenses. The benefit from income taxes for the nine months ended September 30, 2008 was $4.9 million. At each balance sheet date, we assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of profitability and estimates of future taxable income, to determine the need for the valuation allowance. During the nine months ended September 30, 2008, we concluded that it was more likely than not that we would be able to generate sufficient future taxable income to realize certain of our deferred tax assets. As a result, we reversed the valuation allowance against our U.S. deferred tax. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain nondeductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available.

Liquidity and Capital Resources

At September 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $82.1 million, investments totaling $18.6 million and net accounts receivable of $9.9 million.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $12.9 million reflecting a net loss of $1.2 million and non-cash charges for depreciation and amortization charges of $2.7 million and stock-based compensation expense of $9.6 million, offset by the excess tax benefit from stock awards of $4.4 million. Changes in operating assets and liabilities were $7.6 million resulting primarily resulting from a decrease of $4.8 million in accounts receivable attributable to the timing of cash collections and a lower volume of subscription agreements invoiced in the nine months ended September 30, 2009, compared to a seasonally high volume of subscription agreement invoiced in the fourth quarter of 2008.

Net cash provided by investing activities for the nine months ended September 30, 2009 was $1.9 million which primarily resulted from proceeds received from net maturities of investments of $3.1 million and investments in property, equipment and software of $1.3 million to support our continued growth.

Net cash used in financing activities for the nine months ended September 30, 2009 was $2.0 million. In the nine months ended September 30, 2009, we purchased 265,404 shares of our common stock at an aggregate cost of $4.1 million, received proceeds from the exercise of stock option awards of $1.8 million and had a tax benefit from the exercise of stock awards of $4.4 million.

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Risks Related to Our Business and Industry

Current economic and market conditions may adversely affect our business, financial condition and results of operations.

The current economic downturn, which has resulted in declines in corporate spending, decreases in consumer confidence and tightening in the credit markets may adversely affect our financial condition and the financial condition and liquidity of our customers and suppliers. Among other things, these economic and market conditions may result in:

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases of our common stock during the three months ended September 30, 2009, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
			Total Number of	Dollar Value of
			Shares	Shares
	Total Number	Average Price	Purchased as	That May Yet be
	of Shares	Paid per	Part of Publicly	Purchased
	Purchased	Share	Announced Plan(2)	Under the Plan

July 1 — July 31
Share repurchase program(1)	—	—	—	$19,000,148
Employee transactions(3)	462	$16.82	—	N/A
August 1 — August 31
Share repurchase program(1)	—	—	—	$19,000,148
Employee transactions(3)	—	—	—	N/A
September 1 — September 30
Share repurchase program(1)	—	—	—	$19,000,148
Employee transactions(3)	159	$19.64	—	N/A

(1)	For the three months ended September 30, 2009, we did not purchase any shares of common stock though our publicly announced share repurchase program.

(2)	On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. There is no expiration date specified for the program.

(3)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: November 6, 2009

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