Form 10-K
period 2009-12-31
Vocus, Inc.
filed 2010-03-09
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant (17,461,171 shares) based on the $19.78 closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2009, was approximately $345,381,962. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 26, 2010, there were 19,378,515 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

As a part of our solutions, we provide a proprietary information database of approximately one million journalists, analysts, media outlets, publicity opportunities and other relevant data. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand modules that together address the communications life-cycle from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics.

We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our software. We were an early pioneer in hosted, multi-tenant, on-demand software, launching our first version in 1999. Our on-demand software is offered primarily as an annual subscription, and our press release distribution service is offered primarily on a per-transaction basis. As of December 31, 2009 we had 4,438 active subscription customers representing organizations of all sizes across a wide variety of industries. Our solutions are currently available in seven languages and are in use by customers around the world.

Our Company

We were initially formed in 1988 as First Data Software Publishing, Inc., a Florida corporation, and in 1992 we began selling desktop software for government relations. In 1999, we reincorporated as a Delaware corporation.

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

For small organizations, traditional PR has often not been an option, as the cost of a single press release over a newswire is cost prohibitive. In addition, a small business owner often has no staff to focus on marketing or PR. For the most part, small businesses have historically relied on word-of-mouth to help grow their business and have often limited their marketing investment to more localized advertising channels such as phone directories or local newspapers. With the advent of the internet and the wide adoption of search engines, small businesses are better positioned to leverage PR to increase their visibility and attract new customers.

For mid-sized organizations, traditional PR is often expensive and time consuming. These organizations are typically faced with a decision to either use external consulting agencies, or to commit internal staff and resources, both of which often exceed available budgets. In addition, PR responsibilities for these resources are often assigned to only one or two dedicated staff or, in many cases, shared across non-dedicated staff with other full-time responsibilities. The objective for mid-sized organizations is typically to leverage limited resources in order to deliver the PR capabilities commonly found in larger organizations.

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

Trends in business communications and the media are directly impacting the practice of PR. Technologies including the Internet, cable, satellite and wireless communications allow commercial and public media to access audiences almost instantaneously. In addition, these technologies are leading to a rapid expansion of media outlets, media channels and news sources including the rapid emergence of new social media channels such as blogs, twitter and online communities. As a result, organizations now face broader and more diverse audiences who are informed in real-time by these media, and also face a growing volume of critical business information that needs to be identified, analyzed and managed. An organization can no longer rely on a few relationships with key journalists to achieve PR objectives. As these trends continue, we believe that organizations will face greater challenges to provide a consistent corporate message, gain public support, respond to crisis situations and achieve their public relations goals.

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

As a part of our solution, we provide a proprietary information database of approximately one million journalists, analysts, media outlets, publicity opportunities and other relevant data. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand software modules that together enable our customers to address the communications life-cycle, from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics. We have developed significant domain expertise and have designed on-demand software solutions and best practices tailored specifically for public relations. As a result, our on-demand offerings meet the PR needs of a broad range of organizations regardless of their size, geography, industry or type.

Our comprehensive suite of integrated, on-demand software modules provides the following key benefits:

•	Improved effectiveness of public relations. Our on-demand software helps organizations maximize effectiveness through the automation and integration of disconnected processes. Our solutions help organizations manage large amounts of information, deliver consistent and well-executed communications, collaborate among large or geographically dispersed teams and analyze and report on the effectiveness of their PR.

•	Increased productivity of PR functions. Our on-demand software incorporates features and best practices that automate PR functions to reduce or eliminate manual, paper-based and discrete business activities. Our solutions allow customers to maximize the investment in their PR resources and often lead to a redeployment of PR professionals from repetitive, low-value tasks to high-value strategic initiatives. In addition, we provide capabilities that help our customers significantly reduce the time it takes to monitor, analyze and summarize large volumes of news and other information.

•	Enhanced collaboration. The growth of global brands and large or geographically dispersed PR teams has increased the need for organizations to quickly and easily share critical business information and plan well coordinated communications. Our web-based solutions provide shared, real-time access to a central repository of information related to media contacts, relationship history, PR activities, news, documents and reporting. We believe that by improving the management, control, retention and sharing of this information, our solutions enable companies to deliver more effective and consistent communications.

•	Lower total cost of ownership. Our on-demand delivery model enables our customers to achieve significant savings relative to a traditional enterprise software model. Our customers do not spend time installing or maintaining the servers, network and storage equipment, security products, or other infrastructure hardware and software necessary to ensure a scalable and reliable service. In addition, because all upgrades are implemented on our servers the product enhancements automatically become part of our offering, allowing customers to immediately benefit from the upgrade.

•	Rapid deployment and scalability. Our on-demand software can be deployed rapidly and provisioned easily, without our customers having to make large and risky upfront investments in software, hardware, implementation services and dedicated IT staff. The delivery platform for our software allows it to scale to suit customers’ needs. Additional users with defined privileges can be provisioned with minimal implementation time and new modules, such as analytics & measurement, can be deployed quickly and transparently to existing customers.

Our Strategy

Our objective is to be the global leader of on-demand software for public relations management. Key elements of our strategy include:

•	Expand our direct sales force. We believe that the public relations market represents a significant opportunity that will allow us to continue our growth for the foreseeable future. We expect organizations will continue to spend and commit substantial resources on the processes that our solutions automate, and that competition is fragmented and specialized. We believe that our focus on producing a suite of integrated applications for this market will allow us to capitalize on this opportunity. As a result, we intend to expand our direct sales force to increase our coverage and penetration in the PR market.

•	Expand international market presence. We also believe that the public relations market represents a significant global opportunity. We intend to expand our international business, which accounted for approximately 9% of our 2009 revenues. To suit individual markets, our software is currently available in seven languages. We expect to deploy our solutions in additional languages in the future.

•	Penetrate the small business market. We believe the small business market represents a significant opportunity to sell our solutions to over 5 million prospect organizations. We expect these organizations will utilize our online news distribution services as a means to communicate directly with customers and to enhance their marketing strategies. We intend to expand our solutions and our direct sales force to increase our coverage and penetration in the small business market.

•	Selectively pursue strategic acquisitions. The fragmented nature of our market provides opportunities for selective acquisitions. We have acquired and integrated several private companies to date, and we will continue to identify and may acquire companies which would either expand our solutions’ functionality, provide access to new customers or markets, or both.

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

As a part of our solution, we provide a proprietary information database of approximately one million journalists, analysts, media outlets, publicity opportunities and relevant data. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand software modules that together enable our customers to address the communications life-cycle, from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics. Our on-demand software for public relations management includes the following key modules:

•	Contact Management. Allows customers easy access to our database of journalists, media outlets and publicity opportunities. Customers can quickly create targeted lists, send messages by email, fax or mail and track meetings, telephone calls and other important activities.

•	Collateral Management. Provides a central and easily accessible repository in which to store all PR information that needs to be shared internally or externally throughout the organization. Can include documents or files of any type, such as media kits, photographs, videos, executive biographies, annual reports and other PR materials.

•	Project Management. Helps organize PR projects, including press releases, speaking engagements, or publicity events. A graphical dashboard shows the status of all open projects, allowing users to check milestones, reminders, allocated and used resources, team assignments and other tasks from the planning stage through execution and follow-up reporting.

•	Newsrooms. Provides journalists, analysts, public officials and other key audiences 24/7 access to an organization’s breaking news, press releases, digital collateral, grassroots advocacy tools and other critical public information. Matches the look and feel of the organization’s website and allows PR professionals to quickly and easily update content when and where they want, without the need for IT support.

•	PRWeb Online Newswire. Allows organizations to increase their online visibility by distributing their news directly to online news sites such as Yahoo! News and directly to the public through millions of daily RSS feeds and other social media tools. PRWeb releases are optimized for search engines such as Google to help ensure that press releases are prominently displayed on search results and drive traffic to an organization’s website.

•	Email Campaigns. Enables organizations to deliver interactive communications that provide online access to related collateral material and to track and measure response rates and other campaign metrics. Provides a simple process for delivering information to journalists, analysts, legislators and other key audiences. Also provides valuable metrics on campaign initiatives, including emails opened, documents downloaded and options selected.

•	Analytics & Measurement. Automatically transforms relevant data about news coverage, PR activities and online newsroom statistics into valuable insight about a PR department’s programs and results. Provides executive-level dashboards, allowing an organization’s senior management to better understand the impact of relevant news, monitor the competitive landscape and recognize trends emerging in the media.

•	News On-Demand. Continuously monitors over 40,000 news sources, including print, broadcast, Internet news sites and key blogs to identify and deliver relevant news coverage to customers based on their individual criteria. News clippings are stored in a searchable database, for easy viewing, printing and sharing.

Due to our flexible architecture and modular design, we are able to easily combine these functional capabilities into pre-packaged editions with optional add-on modules, to meet the needs of a wide range of organizations, regardless of their size or specific PR management objectives. Currently we offer our on-demand software suite in the following pre-packaged editions:

•	Small Business Edition. Designed primarily for small organizations and includes online press release distribution and basic news monitoring capabilities.

•	Standard Edition. Designed primarily for small and mid-sized organizations and includes contact management and basic reporting capabilities.

•	Professional Edition. Designed primarily for mid-sized and large organizations and includes contact management, news management and expanded reporting capabilities.

•	Enterprise Edition. Designed primarily for large organizations. Enterprise Edition is our most fully featured edition and includes all of the functionality of the Professional Edition, along with project management, collateral management, comprehensive reporting and configuration capabilities.

•	Government Relations Edition. Designed to meet an organization’s government relations needs, including communications with public officials and grassroots advocates, compliance reporting and issues and legislation management.

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

Sales and Marketing

We sell our solutions through our direct sales organization, indirect sales channels and the Internet. Our direct sales organization is separated into new customer and existing customer base sales groups. In our new customer sales group, we employ telesales personnel to make initial calls to potential customers and to qualify customer leads. We employ inside sales and field sales personnel to close sales with customers. Our existing customer base sales group focuses on renewing customer relationships and expanding those relationships by selling additional users and modules to our customers. We currently have regional field operations offices in the United States, including Maryland and Virginia, and in England and Germany.

We also have resellers in certain countries in Europe and Asia where we do not have a direct selling presence. International revenue was approximately 9%, 10% and 9% of our total revenue in 2007, 2008 and 2009, respectively; however, we expect international markets to provide increased opportunities for our solution offerings in the future. We have relationships with indirect channel distributors, including our resellers. Revenue from our indirect channels was approximately 4% of our total revenue in 2009.

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

Our Customers

As of December 31, 2009, we had 4,438 active subscription customers in various industries, including financial and insurance, technology, healthcare and pharmaceuticals and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. No single end-user customer accounted for more than 1% of our revenue in 2009.

Competition

The public relations market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry to some segments of this market. Within this segmentation, vendors are offering solutions through either on-demand or traditional on-premise delivery methods. We expect to encounter new and evolving competition as this market consolidates and matures and as organizations become more aware of the advantages and efficiencies that can be attained from the use of specialized software and other technology solutions. Currently, we primarily face competition from the following sources:

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

We compete with PR solution providers such as Cision, BurrellesLuce, Business Wire and Factiva. These vendors typically provide one or more products that each address a single problem or process within PR. We believe we are able to compete successfully with these vendors due to our comprehensive and integrated offerings and our secure, scalable application and system architecture. In particular, we believe PR departments can, in general, more readily automate and integrate many manual, paper-based and discrete business activities with our on-demand software than with our competitors’ offerings, thereby improving effectiveness, increasing productivity and lowering total cost of ownership.

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

We compete with press release distribution providers such as Business Wire and PR Newswire. These providers offer solutions that are generally more expensive and focused on distributing news to traditional media, such as journalists and reporters. In contrast, our online press release distribution services are less expensive and are focused on distributing news directly to consumers through the Internet. These providers may offer solutions that will compete directly with our press release distribution services by expanding their online distribution services.

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

We pursue the registration of our trademarks in the United States and in other countries, although we have not secured registration of all of our marks. We have registered the mark Vocus in the United States, European Union, Australia, Singapore, China and Thailand and have an application pending to register the Vocus mark Hong Kong. We have registered the mark PRWeb in the United States, Singapore and China and have applications pending to register the PRWeb mark in the European Union, Hong Kong and Thailand.

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

Employees

As of December 31, 2009, we had 518 full-time and part-time employees. Our employees are not covered under any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers and Key Employees

Our executive officers and key employees and their respective ages and positions as of February 26, 2010 are as follows:

Name	Age	Position

Richard Rudman*	48	Chief Executive Officer, President and Chairman
Stephen Vintz*	41	Chief Financial Officer, Treasurer and Secretary
William Wagner*	42	Chief Marketing Officer
Norman Weissberg*	48	Senior Vice President, North American Sales
Darren Stewart	41	Senior Vice President, Customer Services
Mark Heys	38	Chief Technology Officer

*	Denotes a named executive officer

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

Stephen Vintz has served as our Chief Financial Officer and Treasurer since January 2001. From November 1996 to January 2001, Mr. Vintz was Vice President of Strategic Planning and Analysis at Snyder Communications, Inc., a marketing services company. Prior to November 1996, Mr. Vintz was a manager at Ernst & Young LLP. Mr. Vintz serves on the board of directors of Fishbowl, Inc., a privately held software company. Mr. Vintz holds a B.B.A. degree in accounting from Loyola College of Maryland and is a Certified Public Accountant.

William Wagner has served as our Chief Marketing Officer since July 2006. From January 2000 to June 2006, Mr. Wagner served as Chief Marketing Officer at Fiberlink Communications, a global provider of security and mobility software. From 1989 to 2000, Mr. Wagner held various sales and marketing positions at AT&T. Mr. Wagner serves on the board of directors of M5 Networks, a privately held technology company. Mr. Wagner holds a B.A. degree in history from Lafayette College and an M.B.A. degree from the University of Pennsylvania’s Wharton School of Business.

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

If our information databases do not maintain market acceptance, our business, financial condition and results of operations could be adversely affected.

We have developed our own content that is included in the information databases that we make available to our customers through our on-demand software. If our internally-developed content does not maintain market acceptance, current subscription customers may not continue to renew their subscription agreements with us, and it may be more difficult for us to acquire new subscription customers.

We rely on third-parties to provide certain content for our solutions, and if those third-parties discontinue providing their content, our business, financial condition and results of operations could be adversely affected.

We rely on third-parties to provide certain data for our information databases and our news on-demand solutions. These third-parties may not renew agreements to provide content to us or may increase the price they charge for their content. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third-parties. In the event we are unable to use such third-party content or are unable to enter into agreement with third-parties, current subscription customers may not renew their subscription agreements with us, and it may be difficult to acquire new subscription customers.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $821,000 for 2007 and $300,000 for 2008. Although we had operating income in 2009, we expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to maintain operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2005 and December 31, 2009, the number of our full-time equivalent employees increased from 146 to 484. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 9% of our 2009 revenues, and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

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

Our directors and officers hold shares of our common stock that they generally are currently able to sell in the public market. We have also registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our stock option plan, which shares can generally be freely sold in the public market upon issuance. Moreover, from time to time, our executive officers and directors have established trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Lanham, Maryland, where we lease approximately 57,300 square feet under three agreements that expire in 2011. Our content research division is located in College Park, Maryland where we lease approximately 6,400 square feet of space under an agreement that expires in 2010, at which time we will relocate to a nearby location and lease approximately 7,300 square feet of space under an agreement that expires in 2020. Operations related to our online press release distribution service are located in Ferndale, Washington where we lease approximately 7,200 square feet of space under two agreements that expire in 2010. We also currently occupy several domestic and international sales and service offices in Herndon, Virginia and London, England, where we lease an aggregate of approximately 14,900 square feet under multiple leases, which have terms that expire at various times through November 2014.

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

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

Fiscal Year Ended December 31, 2008
First Quarter	$35.14	$21.44
Second Quarter	34.01	22.97
Third Quarter	39.21	31.08
Fourth Quarter	33.30	14.20
Fiscal Year Ended December 31, 2009
First Quarter	19.50	11.66
Second Quarter	20.27	13.66
Third Quarter	21.23	14.99
Fourth Quarter	21.65	16.34

As of February 26, 2010, there were approximately 82 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the fourth quarter of 2009. In November 2008, our Board of Directors authorized a stock repurchase program for up to $30,000,000 of our shares of common stock. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. During the year ended December 31, 2009, we purchased an aggregate of 224,192 shares of our common stock for $3.5 million under the program.

Performance Graph

The following line graph compares cumulative total stockholder returns for the period from December 7, 2005, the date of our initial public offering, through December 31, 2009 for (1) our common stock; (2) the Nasdaq Market Index; and (3) the Nasdaq Computer & Data Processing Index. The graph assumes an investment of $100 on December 7, 2005, which was the first day on which our stock was listed on the Nasdaq Global Market. The calculations of cumulative stockholder return on the Nasdaq National Index and the Nasdaq Computer & Data Processing Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	12/7/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

Vocus, Inc.	$100.00	$115.44	$186.67	$383.67	$202.33	$200.00
Nasdaq Composite	100.00	97.93	107.25	117.77	70.03	100.76
Nasdaq Computer and Data Processing Index	100.00	97.03	103.00	125.51	66.91	114.29

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The data for the years ended December 31, 2007, 2008 and 2009 are derived from consolidated financial statements included elsewhere in this report. The data for the years ended December 31, 2005 and 2006 is derived from audited financial statements not included in this report.

	Year Ended December 31,
	2005	2006(3)	2007	2008	2009
	(In thousands, except per share data)

Consolidated Statement of Operations:
Revenues	$28,062	$40,328	$58,076	$77,520	$84,579
Cost of revenues(1)	6,537	8,293	10,922	14,675	15,461
Accelerated amortization of prepaid royalty fees and contract termination costs	1,399	—	—	—	—

Gross profit	20,126	32,035	47,154	62,845	69,118
Operating expenses:(1)(2)
Sales and marketing	14,837	18,912	26,548	35,140	41,123
Research and development	2,515	2,896	3,822	4,998	4,675
General and administrative	6,051	9,626	14,743	20,356	21,018
Amortization of intangible assets	1,605	1,705	2,862	2,651	1,926

Total operating expenses	25,008	33,139	47,975	63,145	68,742
Income (loss) from operations	(4,882)	(1,104)	(821)	(300)	376
Other income (expense):
Interest and other income	177	1,819	2,541	2,136	485
Interest expense	(359)	(88)	(47)	(27)	(31)

Total other income (expense)	(182)	1,731	2,494	2,109	454
Income (loss) before provision (benefit) for income taxes	(5,064)	627	1,673	1,809	830
Provision (benefit) for income taxes	—	185	674	(5,119)	2,854

Net income (loss)	(5,064)	442	999	6,928	(2,024)
Accretion of preferred stock	(1,900)	—	—	—	—

Net income (loss) attributable to common stockholders	$(6,964)	$442	$999	$6,928	$(2,024)

Net income (loss) attributable to common stockholders per share, basic	$(1.43)	$0.03	$0.06	$0.38	$(0.11)
Net income (loss) attributable to common stockholders per share, diluted	$(1.43)	$0.03	$0.05	$0.37	$(0.11)

(1)	Cost of revenues and operating expenses include stock-based compensation expense from equity awards in the following amounts:

	Year Ended December 31,
	2005	2006	2007	2008	2009

Cost of revenues	$—	$69	$581	$1,262	$1,453
Sales and marketing	—	530	1,498	3,212	3,753
Research and development	—	219	548	769	989
General and administrative	—	1,042	3,025	5,929	6,697

Total	$—	$1,860	$5,652	$11,172	$12,892

(2)	Operating expenses include stock-based compensation expense related to purchases of our common stock in the following amounts:

	Year Ended December 31,
	2005	2006	2007	2008	2009

General and administrative	$1,006	$—	$—	$—	$—

(3)	On August 4, 2006, we acquired PRWeb International, Inc., an online distributor of press releases. The operating results of PRWeb have been included in our results of operations since the date of acquisition.

	December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$41,427	$29,863	$67,480	$87,187	$104,669
Working capital	24,915	8,521	42,013	58,427	70,594
Total assets	55,836	74,770	114,243	139,979	159,240
Total debt	1,407	762	335	373	245
Total deferred revenue	20,696	26,631	34,964	42,854	47,750
Redeemable stock	189	33	—	—	—
Stockholders’ equity	30,387	40,974	71,004	91,408	104,381

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell access to our on-demand software primarily through our direct sales channel. As of December 31, 2009, we had 4,438 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

We are also a provider of online distribution of press releases. We enable our customers to achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer on-demand solutions which allow our customers to widely distribute press releases containing important elements of content-rich media such as images, podcasts and video messages designed to drive Internet traffic to websites and increase brand awareness.

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

Sources of Revenues

We derive our revenues from subscription agreements and related services and from the online distribution of press releases. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We invoice our customers in advance of their annual subscription, with payment terms that require our customers to pay us generally within 30 days of invoice. Our subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Our subscription agreements may include amounts that are not yet contractually billable to customers, and any such unbilled amounts are not recorded in deferred revenue until invoiced. We had approximately $10.4 million and $11.4 million of these unbilled amounts at December 31, 2008 and 2009, respectively. These amounts may fluctuate from year-to-year depending on the billing cycles for our subscription agreements, including seasonality in our sales cycle, the timing of renewal agreements and the amount of multi-year subscription agreements. Such fluctuations may not be indicative of our future revenue.

Additionally, we derive revenue on a per-transaction basis from the online distribution of press releases. We generally receive payment in advance of the distribution of the press release.

Professional services revenue consists primarily of data migration, training and configuration services sold separately after the initial subscription agreement. Our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the year ended December 31, 2009, professional services sold separately accounted for less than 3% of our revenues.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content as well as content acquired from third parties and to continue to enhance our proprietary information database and news on-demand service. We expect that in 2010, cost of revenues will increase in absolute dollars but will remain flat as a percentage of revenues.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 49% of our revenues for the year ended December 31, 2009. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, promotional events, webinars and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

As our revenues increase, we plan to invest in sales and marketing by increasing the number of sales and marketing personnel to add new customers, increase sales to our existing customers and increase sales of our online press release distribution services. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2010, sales and marketing expenses will increase in absolute dollars and as a percentage of revenues.

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in 2010, research and development expenses will increase in absolute dollars but will remain flat as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and professional fees, facilities rent other corporate expenses and allocated overhead. We expect that in 2010, general and administrative expenses will increase in absolute dollars but will decrease slightly as a percentage of revenues.

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

Revenue Recognition.  We recognize revenues when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable. Our subscription agreements generally contain multiple service elements and deliverables. These elements include access to our software and often specify initial services including implementation and training. Our subscription agreements do not provide customers the right to take possession of the software at any time. All elements in our multiple element subscription agreements are considered a single unit of accounting, and accordingly, we recognize all associated fees over the subscription period, which is typically one year. We recognize our revenue over the subscription period because the access to our software is the last element delivered to the customer and the predominant element of our agreements. We determined that we do not have objective and reliable evidence of the fair value of the subscription to our on-demand software after delivery of specified initial services. When we sell this subscription separately from professional services the price charged varies and, therefore, we cannot objectively and reliably determine the subscription’s fair value. As a result, subscription revenues are recognized ratably over the subscription period. Professional services sold separately from a subscription arrangement are recognized as the services are performed.

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

Stock-Based Compensation.  We recognize compensation expense for equity awards based on the fair value of the award and on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We use the quoted closing market price of our common stock on the grant date to measure the fair value of our restricted stock awards. We use the Black-Scholes option pricing model to measure the fair value of our option awards. We became a public entity in December 2005, and therefore have a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

Goodwill and Long-Lived Assets.  Goodwill is not amortized, but rather is assessed for impairment at least annually. Goodwill impairment is evaluated using a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We conducted the goodwill annual impairment test for 2009 with no resulting impairment. There were no events or circumstances from the date of the assessment through December 31, 2009 that would impact this conclusion.

Definite-lived intangible assets consist of acquired customer relationships, a trade name and agreements not-to-compete and are amortized either on a straight-line or accelerated basis over their estimated useful lives ranging from five to seven years. We assess the impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the years ended December 31, 2007 and 2008 were not material. There were no impairment charges for long-lived assets for the year ended December 31, 2009.

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

Our judgments relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2002 to 2009. Our judgments relative to the value of deferred tax assets and liabilities take into account estimates of the amount of future taxable income. Actual operating results and the underlying amount of income in future years could render our current estimates of recoverable net deferred taxes inaccurate. Any of the judgments mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

At December 31, 2008 and 2009, we had approximately $10.3 and $13.1 million in gross deferred tax assets, respectively. Historically, we maintained a full valuation allowance on our deferred tax assets because we were unable to conclude that it was more likely than not that we would realize the tax benefits of these deferred tax assets. During 2008, we concluded that it is more likely than not that we will have future income sufficient to realize certain of our deferred tax assets and we reversed our valuation allowance against our U.S. deferred tax assets. As of December 31, 2009, we maintained a full valuation against our foreign deferred tax assets.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2007	2008	2009

Revenues	100%	100%	100%
Cost of revenues	19	19	18

Gross profit	81	81	82
Operating expenses:
Sales and marketing	46	45	49
Research and development	6	7	6
General and administrative	25	26	25
Amortization of intangible assets	5	3	2

Total operating expenses	82	81	82
Income (loss) from operations	(1)	—	—
Other income, net	4	3	1

Income before provision (benefit) for income taxes	3	3	1
Provision (benefit) for income taxes	1	(6)	3

Net income (loss)	2%	9%	(2)%

Years Ended December 31, 2009 and 2008

Revenues.  Revenues for 2009 were $84.6 million, an increase of $7.1 million, or 9%, over revenues of $77.5 million for 2008. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 4,438 as of December 31, 2009 from 3,379 as of December 31, 2008. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $4.7 million. Revenue growth from transaction revenue was $2.4 million. Total deferred revenue as of December 31, 2009 was $47.8 million, representing an increase of $4.9 million, or 11%, over total deferred revenue of $42.9 million as of December 31, 2008.

Cost of Revenues.  Cost of revenues for 2009 was $15.5 million, an increase of $786,000, or 5%, over cost of revenues of $14.7 million for 2008. The increase in cost of revenues was due to an increase of $399,000 in employee related costs from additional personnel, $301,000 in third-party license and royalty fees, and $191,000 in stock-based compensation. We had 146 full-time employee equivalents in our professional and other support services group at December 31, 2009 compared to 149 full-time employee equivalents at December 31, 2008. Compensation costs for our content group in the United Kingdom were included in research and development prior to the launch of our United Kingdom and Ireland media database in September 2008. Subsequent to the launch, the compensation costs and related headcount are included in costs of revenues.

Sales and Marketing Expenses.  Sales and marketing expenses for 2009 were $41.1 million, an increase of $6.0 million or 17%, over sales and marketing expenses of $35.1 million for 2008. The increase was primarily due to an increase of $3.0 million in employee related costs from additional personnel, $2.6 million in marketing program costs primarily to increase awareness and attract customers to our online press release services and $541,000 in stock-based compensation, offset by a decrease of $558,000 in incentive compensation reflecting our relative sales performance against established incentive targets. Our sales and marketing headcount increased by 25% as we hired sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 257 full-time sales and marketing employee equivalents as of December 31, 2009 compared to 206 full-time employee equivalents as of December 31, 2008.

Research and Development Expenses.  Research and development expenses for 2009 were $4.7 million, a decrease of $323,000, or 6%, compared to research and development expenses of $5.0 million for 2008. The decrease in research and development was primarily due to decreases of $313,000 in employee-related costs and $109,000 in incentive compensation reflecting our relative performance against established incentive targets, offset by an increase of $220,000 in stock-based compensation. For the year ended 2009 and 2008, we capitalized $160,000 and $77,000, respectively of employee-related costs for internally developed software used in our on-demand software. We had 31 full-time research and development employee equivalents as of December 31, 2009 and December 31, 2008. Compensation costs for our content group in the United Kingdom were included in research and development prior to the launch of our United Kingdom and Ireland media database in September 2008. Subsequent to the launch, the compensation costs and related headcount are included in costs of revenues.

General and Administrative Expenses.  General and administrative expenses for 2009 were $21.0 million, an increase of $662,000, or 3%, over general and administrative expenses of $20.4 million for 2008. The increase in general and administrative expenses was primarily due to an increase of $248,000 in employee related costs from additional personnel, $210,000 in professional fees and travel, $251,000 in rents and facility costs relating to expansion of our offices and $768,000 in stock-based compensation, offset by a decrease of $661,000 in incentive compensation reflecting our relative performance against established incentive targets. We had 51 full-time employee equivalents in our general and administrative group at December 31, 2009 compared to 47 full-time employee equivalents at December 31, 2008.

Amortization of Intangible Assets.  Amortization of intangible assets for 2009 was $1.9 million, a decrease of $725,000, or 27%, compared to amortization of intangible assets of $2.7 million for 2008. Intangible assets acquired in the purchase of Gnossos Software, Inc. were fully amortized in October 2008 resulting in decreased amortization. Amortization expense for 2008 included $633,000 related to these assets.

Other Income (Expense).  Other income for 2009 was $454,000, a decrease of $1.7 million, or 78% compared to $2.1 million for 2008. The continued decline in interest rate yields in 2009 resulted in decreased interest income.

Provision (Benefit) for Income Taxes.  The provision for income taxes for 2009 was $2.9 million. For 2009, our effective tax rate differed from the U.S. Federal statutory rates primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, non-deductible compensation, and to a lesser extent, state income taxes and certain other non-deductible expenses. The benefit for income taxes for 2008 of $5.1 million primarily relates to the reversal of the valuation allowance against our U.S. deferred tax assets. For 2008, our effective tax rate differed from the U.S. Federal statutory rates primarily due to the effect of reversing the valuation allowance related to our U.S. deferred tax assets and, to a lesser extent, operating losses in foreign jurisdictions for which no tax benefit is currently available, state income taxes and certain non-deductible expenses.

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

Research and Development Expenses.  Research and development expenses for 2008 were $5.0 million, an increase of $1.2 million, or 31%, over research and development expenses of $3.8 million for 2007. The increase in research and development expenses was primarily due to an increase of $728,000 in employee related costs from additional personnel and an increase of $221,000 in stock-based compensation. For the years ended 2008 and 2007, we capitalized $77,000 and $340,000, respectively of employee-related costs for internally developed software used in our on-demand software. We had 31 full-time research and development employee equivalents as of December 31, 2008 compared to 29 full-time employee equivalents as of December 31, 2007. Compensation costs for our content group in the United Kingdom were included in research and development prior to the launch of our United Kingdom and Ireland media database in September 2008. Subsequent to the launch, the compensation costs and related headcount are included in costs of revenues.

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

Amortization of Intangible Assets.  Amortization of intangible assets for 2008 was $2.7 million, a decrease of $211,000, or 7%, compared to amortization of intangible assets of $2.9 million for 2007. Intangible assets acquired in the purchase of Gnossos Software, Inc. were fully amortized in October 2008 resulting in decreased amortization.

Other Income (Expense).  Other income for 2008 was $2.1 million, a decrease of $385,000, or 15% compared to $2.5 million for 2007. The decline in interest rate yields in 2008 resulted in decreased interest income.

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

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $85.8 million, investments totaling $18.9 million and net accounts receivable totaling $18.2 million.

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2009 was $16.1 million, reflecting a net loss of $2.0 million, non-cash charges for depreciation and amortization of $3.6 million, stock-based compensation of $12.9 million and $1.0 million from net increases in accounts receivable and deferred revenue due to growth in our subscription agreements invoiced in 2009. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities.  Net cash used in investing activities for the year ended December 31, 2009 was $1.3 million, which primarily resulted from proceeds received from net maturities of investments of $2.9 million and investments in property, equipment and software of $1.6 million to support our continued growth.

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2009 was $3.1 million. In 2009, we purchased 265,404 shares of our common stock at an aggregate cost of $4.1 million and received proceeds from the exercise of stock option awards of $2.4 million.

As of December 31, 2009, we had a letter of credit outstanding in favor of our principal landlord. The letter of credit is collateralized by a $270,000 certificate of deposit which is maintained at the granting financial institution. The letter of credit renews annually through April 2011 and the certificate of deposit matures in 2011.

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our current cash, cash equivalents and investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

The following table summarizes our contractual obligations as of December 31, 2009 that requires us to make future cash payments.

	Payments Due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$4,367	$1,485	$1,101	$875	$906
Contractual commitments	3,139	2,334	761	44	—
Capital lease obligations	274	221	49	4	—

Total obligations	$7,780	$4,040	$1,911	$923	$906

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues from subscription agreements denominated in a foreign currency were approximately 6% of our total revenues in the years ended December 31, 2007 and 2009 and 7% of our total revenues in the year ended 2008. Exchange rate fluctuations have not significantly impacted our results of operations, financial condition and cash flows. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

Interest Rate Sensitivity

Our cash equivalents and investments consist primarily of money market funds, corporate notes and bonds, government-sponsored agency securities and other debt securities. Our interest income is subject to interest rate risk. For the year ended December 31, 2009 a fluctuation in interest rates of 1 percentage point would change interest income by approximately $1 million.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Vocus, Inc.

We have audited Vocus, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vocus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vocus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 9, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of December 31, 2008 and 2009;

•	Consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009;

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2007, 2008 and 2009;

•	Consolidated statements of cash flows for the years ended December 31, 2007, 2008 and 2009; and

•	Notes to consolidated financial statements.

2.	Consolidated Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts.

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

Date: March 9, 2010

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

Signature	Title	Date

/s/ Richard Rudman Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 9, 2010

/s/ Stephen Vintz Stephen Vintz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2010

/s/ Kevin Burns Kevin Burns	Director	March 9, 2010

/s/ Gary Golding Gary Golding	Director	March 9, 2010

/s/ Gary Greenfield Gary Greenfield	Director	March 9, 2010

/s/ Ronald Kaiser Ronald Kaiser	Director	March 9, 2010

/s/ Robert Lentz Robert Lentz	Director	March 9, 2010

/s/ Richard Moore Richard Moore	Director	March 9, 2010

Vocus, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vocus, Inc.

We have audited the accompanying consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocus, Inc. and subsidiaries at December 31, 2008 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vocus, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 9, 2010

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2009
	(Dollars in thousands, except per share data)

Current assets:
Cash and cash equivalents	$65,429	$85,817
Short-term investments	21,758	17,851
Accounts receivable, net of allowance for doubtful accounts of $294 and $212 at December 31, 2008 and December 31, 2009, respectively	14,739	18,245
Current portion of deferred income taxes	394	685
Prepaid expenses and other current assets	3,340	1,753

Total current assets	105,660	124,351
Long-term investments	—	1,001
Property, equipment and software, net	4,615	4,666
Intangible assets, net	5,906	3,980
Goodwill	17,090	17,090
Deferred income taxes, net of current portion	6,097	7,459
Other assets	611	693

Total assets	$139,979	$159,240

Current liabilities:
Accounts payable	$497	$1,148
Accrued compensation	2,297	2,384
Accrued expenses	2,479	3,239
Current portion of notes payable and capital lease obligations	185	197
Current portion of deferred revenue	41,775	46,789

Total current liabilities	47,233	53,757
Notes payable and capital lease obligations, net of current portion	188	48
Other liabilities	71	93
Deferred revenue, net of current portion	1,079	961

Total liabilities	48,571	54,859
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and December 31, 2009	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 19,380,866 and 19,854,585 issued at December 31, 2008 and December 31, 2009, respectively; 17,965,129 and 18,173,444 shares outstanding at December 31, 2008 and December 31, 2009, respectively	194	199
Additional paid-in capital	129,897	149,279
Treasury stock, 1,415,737 and 1,681,141 shares at December 31, 2008 and December 31, 2009, respectively, at cost	(10,783)	(14,914)
Accumulated other comprehensive income	564	305
Accumulated deficit	(28,464)	(30,488)

Total stockholders’ equity	91,408	104,381

Total liabilities and stockholders’ equity	$139,979	$159,240

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands, except per share data)

Revenues	$58,076	$77,520	$84,579
Cost of revenues	10,922	14,675	15,461

Gross profit	47,154	62,845	69,118
Operating expenses:
Sales and marketing	26,548	35,140	41,123
Research and development	3,822	4,998	4,675
General and administrative	14,743	20,356	21,018
Amortization of intangible assets	2,862	2,651	1,926

Total operating expenses	47,975	63,145	68,742
Income (loss) from operations	(821)	(300)	376
Other income (expense):
Interest and other income	2,541	2,136	485
Interest expense	(47)	(27)	(31)

Total other income (expense)	2,494	2,109	454
Income before provision (benefit) for income taxes	1,673	1,809	830
Provision (benefit) for income taxes	674	(5,119)	2,854

Net income (loss)	$999	$6,928	$(2,024)

Net income (loss) per share:
Basic	$0.06	$0.38	$(0.11)
Diluted	$0.05	$0.37	$(0.11)
Weighted average shares outstanding used in computing per share amounts:
Basic	17,147,889	17,997,123	18,077,616
Diluted	18,267,020	18,958,500	18,077,616

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity

Balance at December 31, 2006	16,993,515	$170	$80,526	$(3,283)	$(48)	$(36,391)	$40,974
Public offering, net of costs	1,217,137	12	21,645	—	—	—	21,657
Issuance of common stock to directors	5,196	—	110	—	—	—	110
Exercise of stock options and warrants	435,567	4	1,594	—	—	—	1,598
Tax benefit from equity awards	—	—	78	—	—	—	78
Accretion of redeemable common stock	—	—	(1)	—	—	—	(1)
Forfeiture of common stock redemption right	5,000	—	34	—	—	—	34
Stock-based compensation	—	—	5,567	—	—	—	5,567
Comprehensive income:
Foreign currency translation	—	—	—	—	(25)	—	(25)
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	13	—	13
Net income	—	—	—	—	—	999	999

Total comprehensive income							987

Balance at December 31, 2007	18,656,415	186	109,553	(3,283)	(60)	(35,392)	71,004
Issuance of common stock to directors	210	—	6	—	—	—	6
Exercise of stock options	709,490	8	7,218	—	—	—	7,226
Tax benefit from equity awards	—	—	1,951	—	—	—	1,951
Repurchase of 404,960 shares of common stock	—	—	—	(7,500)	—	—	(7,500)
Stock-based compensation	14,751	—	11,169	—	—	—	11,169
Comprehensive income:
Foreign currency translation	—	—	—	—	601	—	601
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	23	—	23
Net income	—	—	—	—	—	6,928	6,928

Total comprehensive income							7,552

Balance at December 31, 2008	19,380,866	194	129,897	(10,783)	564	(28,464)	91,408
Exercise of stock options	264,133	3	2,400	—	—	—	2,403
Vesting of restricted stock awards	209,586	2	(2)	—	—	—	—
Tax benefit from equity awards	—	—	4,088	—	—	—	4,088
Repurchase of 265,404 shares of common stock	—	—	—	(4,131)	—	—	(4,131)
Stock-based compensation	—	—	12,896	—	—	—	12,896
Comprehensive loss:
Foreign currency translation	—	—	—	—	(225)	—	(225)
Net unrealized loss on available for sale securities, net of tax	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	(2,024)	(2,024)

Total comprehensive loss							(2,283)

Balance at December 31, 2009	19,854,585	$199	$149,279	$(14,914)	$305	$(30,488)	$104,381

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)

Cash flows from operating activities
Net income (loss)	$999	$6,928	$(2,024)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,480	1,821	1,658
Amortization of intangible assets	2,982	2,722	1,926
Loss (gain) on disposal of assets	(26)	10	3
Impairment of long-lived assets	24	68	—
Stock-based compensation	5,657	11,172	12,892
Provision for doubtful accounts	75	237	265
Deferred income taxes	454	(7,154)	(1,631)
Excess tax benefit from equity awards	(78)	(1,951)	(5,048)
Changes in operating assets and liabilities:
Accounts receivable	(4,277)	(1,075)	(3,642)
Prepaid expenses and other current assets	(744)	(1,532)	1,621
Other assets	(25)	(145)	(93)
Accounts payable	(416)	(405)	616
Accrued compensation	1,020	(712)	75
Accrued expenses	599	1,422	4,814
Deferred revenue	8,304	8,836	4,624
Other liabilities	4	(18)	23

Net cash provided by operating activities	16,032	20,224	16,079
Cash flows from investing activities
Purchases of property and equipment	(1,046)	(1,742)	(1,445)
Software development costs	(322)	(74)	(156)
Proceeds from disposal of assets	34	—	—
Purchases of available-for-sale securities	(14,237)	(46,008)	(32,332)
Sales of available-for-sale securities	625	800	—
Maturities of available-for-sale securities	6,043	34,437	35,183

Net cash provided by (used in) investing activities	(8,903)	(12,587)	1,250
Cash flows from financing activities
Proceeds from public offerings, net of offering costs	21,657	—	—
Repurchases of common stock	—	(7,500)	(4,131)
Proceeds from exercises of stock options and warrants	1,598	7,226	2,403
Excess tax benefit from equity awards	78	1,951	5,048
Payments on notes payable and capital lease obligations	(427)	(360)	(218)

Net cash provided by financing activities	22,906	1,317	3,102
Effect of exchange rate changes on cash and cash equivalents	—	(66)	(43)

Net increase in cash and cash equivalents	30,035	8,888	20,388
Cash and cash equivalents at beginning of year	26,506	56,541	65,429

Cash and cash equivalents at end of year	$56,541	$65,429	$85,817

Supplemental disclosure of cash flow information:
Cash paid for interest	$44	$29	$31
Cash paid for income taxes	$20	$621	$101
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$514	$90
Forfeiture of common stock redemption right	$34	$—	$—

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2008 and 2009. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the years ended December 31, 2008 and 2009 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2008 and 2009, the net unrealized gains on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2009.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Software Development and Information Database Costs

The Company incurs software development costs related to its on-demand software developed for subscription services. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and are amortized using the straight-line method over the estimated useful life of the software, generally two years. All other development costs are expensed as incurred. The Company also capitalized the costs to acquire and develop its proprietary information database. These costs are amortized using the straight-line method over the estimated useful lives of nine to thirteen years. Costs to maintain and update the information database are expensed as cost of revenues as incurred.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, a trade name and agreements not-to-compete acquired in business combinations. Intangible assets are amortized using the straight-line method or an accelerated basis over their estimated useful lives ranging from five to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the years ended December 31, 2007 and 2008 were not material. There were no impairment charges for long-lived assets for the year ended December 31, 2009.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The Company performed its annual impairment assessment on November 1st. The estimated fair value of the Company’s reporting unit exceeded its carrying amount, including goodwill, and as such, no potential goodwill impairment was noted.

Foreign Currency and Operations

The functional currency for the Company’s foreign subsidiaries are the British pound and the Euro. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. The components of accumulated other comprehensive income are as follows (in thousands):

	Year Ended
	December 31,
	2008	2009

Foreign currency translation adjustment	524	299
Unrealized net gain on available-for-sale securities, net of tax	40	6

Accumulated other comprehensive income	$564	$305

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

Subscription agreements generally contain multiple service elements and deliverables. These elements include access to the Company’s on-demand software, hosting services, content and content updates, customer support and often specify initial services including implementation and training. Subscription agreements do not provide customers the right to take possession of the software at any time. The Company considers all elements in its multiple element subscription arrangements as a single unit of accounting and recognizes all associated fees over the subscription period. The Company determined that it does not have objective and reliable evidence of the fair value of the subscription fees after delivery of specified initial services; and therefore, accounts for its subscription arrangements and its related service fees as a single unit of accounting. As a result, all revenue from multiple element subscription arrangements is recognized ratably over the term of the subscription. The subscription term

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

commences on the start date specified in the subscription arrangement or the date access to the software is provided to the customer.

The Company distributes press releases over the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. The Company recognizes revenue on a per-transaction basis when the press releases are made available to the public.

Deferred Revenue

Deferred revenue consists of payments received from or billings to customers in advance of revenue recognition. Deferred revenue to be recognized in the succeeding 12-month period is included in current deferred revenue with the remaining amounts included in noncurrent deferred revenue.

Sales Commissions

Sales commissions are expensed when a subscription agreement is executed by the customer.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2007, 2008 and 2009 were $2,686,000, $3,925,000 and $4,955,000, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for its equity awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. Estimated forfeiture rates are applied based on analyses of historical data, including termination patterns and other factors. The Company uses the quoted closing market price of its common stock on the grant date to measure the fair value of restricted stock awards and the Black-Scholes option pricing model to measure the fair value of stock option awards. The Company became a public entity in December 2005, and therefore has a limited history of volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. Investments consist of investment grade, interest bearing securities.

Customers are granted credit on an unsecured basis. Management monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

The Company provides on-demand software and services to various customers across several industries. As of December 31, 2008 and 2009, no individual customer accounted for 10% or more of net accounts receivable. For the years ended December 31, 2007, 2008 and 2009, no individual customer accounted for 10% or more of revenue. As of December 31, 2008 and 2009, total assets located outside the United States were approximately 1% and 2%, of total assets, respectively. Revenues from sales to customers outside the United States were approximately 9% of

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

total revenues for the years ended December 31, 2007 and 2009 and 10% of total revenues for the year ended December 31, 2008.

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

The Company had no material uncertain tax positions at December 31, 2008 and 2009. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2008 and 2009. The Company does not believe its unrecognized tax positions will materially change over the next twelve months. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2002 to 2009.

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income per share until vested. Diluted net income per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income per share also includes the dilutive effect of nonvested shares of restricted stock. The following summarizes the calculation of basic and diluted net income (loss) per share (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2007	2008	2009

Net income (loss)	$999	$6,928	$(2,024)
Weighted average shares outstanding, basic	17,147,889	17,997,123	18,077,616
Dilutive effect of:
Options to purchase common stock	1,046,643	961,377	—
Warrants to purchase common stock	72,488	—	—
Nonvested shares of restricted stock	—	—	—

Weighted average shares outstanding, diluted	18,267,020	18,958,500	18,077,616

Net income (loss) per share:
Basic	$0.06	$0.38	$(0.11)

Diluted	$0.05	$0.37	$(0.11)

For the years ended December 31, 2007 and 2008, diluted earnings per share excluded 22,000 and 65,540 outstanding stock options, respectively, because the exercise prices exceeded the average market price of the Company’s common stock during the periods and, as a result, the impact of their inclusion would be anti-dilutive. For the year ended December 31, 2008, diluted earnings per share excluded 676,450 nonvested shares of restricted stock, as the impact of their inclusion would be anti-dilutive. For the year ended December 31, 2009, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the year ended December 31, 2009, diluted earnings per share excluded 2,134,979 outstanding stock options and 1,229,358 nonvested shares of restricted stock.

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on one segment of its business.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on multiple deliverable revenue arrangements. Pursuant to the new guidance, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. The Company is currently evaluating the impact the adoption of the new guidance will have on its consolidated financial statements.

3.	Cash Equivalents and Investments

The components of cash equivalents and short-term investments at December 31, 2008 are as follows (dollars in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$4,056	$—	$—	$4,056
Commercial paper	33,345	—	—	33,345
Government-sponsored agency debt securities	1,504	—	—	1,504
Certificates of deposit	4,798	—	—	4,798
Short-term investments:
Government-sponsored agency debt securities	17,944	76	(10)	18,010
Certificates of deposit	2,299	1	(1)	2,299
Corporate notes and bonds	1,450	—	(1)	1,449

Total	$65,396	$77	$(12)	$65,461

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of cash equivalents and investments at December 31, 2009 are as follows (dollars in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$7,045	$—	$—	$7,045
Commercial paper	37,144	—	—	37,144
Certificates of deposit	2,900	—	—	2,900
Short-term investments:
Commercial paper	6,497	2	—	6,499
Government-sponsored agency debt securities	8,746	5	—	8,751
Certificates of deposit	700	—	—	700
Corporate notes and bonds	1,900	1	—	1,901
Long-term investments:
Government-sponsored agency debt securities	1,000	1	—	1,001

Total	$65,932	$9	$—	$65,941

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year. As of December 31, 2009, long-term investments have original maturity dates between one and two years.

4.	Fair Value Measurements

The fair value measurements of the Company’s financial assets measured on a recurring basis at December 31, 2009 are as follows (dollars in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents	$47,089	$9,945	$37,144	$—
Short-term investments	17,851	11,352	6,499	—
Long-term investments	1,001	1,001	—	—

Total	$65,941	$22,298	$43,643	$—

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Property, Equipment and Software

Property, equipment and software consisted of the following (dollars in thousands):

	December 31,
	2008	2009

Purchased software, computer and office equipment	$4,440	$5,474
Office furniture	965	1,117
Leasehold improvements	1,117	1,317
Equipment under capital lease obligations	534	603
Capitalized software development costs	865	1,025
Information database costs	2,565	2,565

	10,486	12,101
Less accumulated depreciation and amortization	(5,871)	(7,435)

Property, equipment and software, net	$4,615	$4,666

Depreciation expense on equipment under capital leases was $32,000, $136,000 and $80,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

6.	Intangible Assets

Intangible assets at December 31, 2008 consisted of the following (dollars in thousands):

	Weighted-Average	Gross
	Amortization	Carrying		Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	5.0	$3,041	$(1,747)	$1,294
Trade name	7.0	3,946	(1,356)	2,590
Agreements not-to-compete	5.0	3,913	(1,891)	2,022

Total		$10,900	$(4,994)	$5,906

Intangible assets at December 31, 2009 consisted of the following (dollars in thousands):

	Weighted-Average	Gross
	Amortization	Carrying		Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	5.0	$3,041	$(2,326)	$715
Trade name	7.0	3,946	(1,920)	2,026
Agreements not-to-compete	5.0	3,913	(2,674)	1,239

Total		$10,900	$(6,920)	$3,980

Future expected amortization of intangible assets at December 31, 2009 was as follows (dollars in thousands):

2010	$1,821
2011	1,260
2012	564
2013	335

$3,980

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	Debt

Term Loans and Equipment Line of Credit

The Company has a secured revolving equipment line of credit (the Equipment Line) that provides for borrowings up to $2,000,000. In May 2008, the Company modified the Equipment Line to extend the expiration date to June 30, 2010. Outstanding borrowings under the Equipment Line convert to term loans with principal and interest payments payable monthly over a maximum period of 36 months depending on the date of the borrowing and asset purchased. Borrowings bear interest at the bank’s prime rate, and interest is payable monthly. Borrowings are collateralized by the equipment purchased under the Equipment Line. There were no outstanding borrowings under the term loans at December 31, 2009.

8.	Stockholders’ Equity

Public Offerings of Common Stock

On April 4, 2007, the Company completed the sale of 1,217,137 shares of common stock, at an offering price of $19.50 per share. A total of $23,734,000 in gross proceeds was raised by the Company in the public offering. After deducting the underwriters’ commissions and offering expenses of $2,077,000, net proceeds of the offering to the Company were $21,657,000.

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. During the year ended December 31, 2008 and 2009, the Company purchased an aggregate of 404,960 and 224,192 shares of its common stock for $7,500,000 and $3,500,000, respectively. During the year ended December 31, 2009, the Company also purchased 41,212 shares of restricted stock for $631,000 that were withheld from employees to satisfy the minimum statutory tax withholding obligations upon the vesting of their restricted stock awards during 2009.

9.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 5,233,663 shares have been reserved for future issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Stock options granted under the Plans have a 10-year term and generally vest annually over a four-year period. The Company’s outstanding equity awards include stock option awards and restricted stock awards. At December 31, 2009, 983,424 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	Year Ended December 31,
	2007	2008	2009

Cost of revenues	$581	$1,262	$1,453
Sales and marketing	1,498	3,212	3,753
Research and development	548	769	989
General and administration	3,025	5,929	6,697

Total	$5,652	$11,172	$12,892

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009

Stock price volatility	52%	54%	62%
Expected term (years)	6.2	6.1	6.2
Risk-free interest rate	4.8%	3.0%	2.5%
Dividend yield	0%	0%	0%

The summary of stock option activity for the year ended December 31, 2009 is as follows:

			Weighted-	Weighted-	Aggregate Intrinsic
			Average	Average	Value as of
	Number of	Range of	Exercise Price	Contractual	December 31,
	Options	Exercise Prices	per Share	Term	2009
					(In thousands)

Balance outstanding at January 1, 2009	2,567,074	$0.30 - $35.98	$14.05
Granted	62,689	16.64 - 19.78	17.23
Exercised	(264,133)	0.30 - 18.65	9.10
Forfeited or cancelled	(230,651)	0.30 - 34.53	17.84

Balance outstanding at December 31, 2009	2,134,979	$0.30 - 35.98	$14.35	6.6	$9,404

Vested and expected to vest at December 31, 2009	2,053,774	$0.30 - $35.98	$14.17	6.6	$9,362

Balance exercisable at December 31, 2009	1,441,223	$0.30 - $35.98	$12.24	6.3	$8,972

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2007, 2008 and 2009 was $11.30, $15.19 and $10.17, respectively. The fair value of stock options that vested during the years ended December 31, 2007, 2008 and 2009 was $2,600,000, $5,973,000 and $5,355,000, respectively. As of December 31, 2009, $5.0 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 1.1 years.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of the year

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

multiplied by the number of shares that would have been received by the stock option holders had all holders exercised their stock options on the last day of each respective year. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $4,890,000, $16,066,000 and $2,092,000, respectively.

The following details the outstanding stock options at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise	as of	Contractual	Price per	as of	Price per
Prices	12/31/09	Term	Share	12/31/09	Share

$ 0.30 - $ 3.59	9,710	2.3	$2.09	9,710	$2.09
$ 3.60 - $ 7.19	102,303	5.0	4.77	102,303	4.77
$ 7.20 - $10.78	786,241	5.9	9.00	786,241	9.00
$10.79 - $14.38	141,250	6.5	13.10	71,250	13.11
$14.39 - $17.99	84,689	8.3	16.49	20,750	16.09
$18.00 - $21.58	922,496	7.1	18.80	415,957	18.78
$21.59 - $35.98	88,290	7.8	27.92	35,012	27.83

	2,134,979	6.6	$14.35	1,441,223	$12.24

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date.

The summary of restricted stock award activity for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted-Average
	Underlying Stock	Grant Date Fair
	Awards	Value

Balance nonvested at January 1, 2009	676,450	$29.46
Awarded	867,433	16.73
Vested	(209,586)	28.27
Forfeited	(104,939)	26.36

Balance nonvested at December 31, 2009	1,229,358	$20.94

As of December 31, 2009, $19.0 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.7 years.

10.	Employee Benefit Plans

The Company sponsors defined-contribution and profit-sharing plans in the United States and the United Kingdom. Total expenses for the plans for the years ended December 31, 2007, 2008 and 2009 were approximately $283,000, $355,000 and $370,000, respectively.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

A reconciliation of the Company’s effective income tax rate on income before taxes with the federal statutory rate is as follows:

	2007	2008	2009

Current expense	$220	$2,035	$4,677
Deferred expense (benefit)	454	(7,154)	(1,823)

Provision (benefit) for income taxes	$674	$(5,119)	$2,854

For the years ended December 31, 2007, 2008 and 2009, the provision for income taxes differs from the expected tax provision computed by applying the U.S. Federal statutory rate to income before taxes as a result of the following:

	2007	2008	2009

Statutory federal tax rate	35%	35%	35%
State income taxes	7	9	29
Effect of foreign losses	8	13	24
Non-deductible compensation	11	30	145
Other non-deductible expenses	4	4	14
Changes in valuation allowance	(25)	(374)	97

	40%	(283)%	344%

The provision for income taxes for the year ended December 31, 2009 differed from the expected tax provision computed by applying the U.S. Federal statutory rate to income before income taxes primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, non-deductible compensation, and to a lesser extent, state income taxes and certain other non-deductible expenses. Historically, the Company maintained a full valuation allowance on its deferred tax assets because it was unable to conclude that it was more likely than not that it would realize the tax benefits of these deferred tax assets. During 2008, the Company concluded that it was more likely than not that it would not have future taxable income sufficient to realize certain of its deferred tax assets and reversed its valuation allowance against its U.S. deferred tax assets. For the year ended December 31, 2008, the effective tax rate differed from the U.S. Federal statutory rate primarily due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain nondeductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available. As of December 31, 2009, the Company maintained a full valuation against its foreign deferred tax assets.

During the fourth quarter of 2009, the Company identified an error in its accounting for income taxes that affected certain prior periods. The cumulative effect of the error was corrected in the three months ended December 31, 2009 resulting in a $773,000 increase to income tax expense. The Company concluded that the impact of the error was not material to the consolidated financial statements for any prior interim or annual period.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s deferred tax components consisted of the following (dollars in thousands):

	December 31,
	2008	2009

Deferred tax assets:
NOL carryforwards	$1,921	$2,728
Allowance for doubtful accounts	96	66
Deferred revenue	105	226
Accrued expenses	165	239
Depreciation	258	303
Intangible asset amortization	3,088	3,339
Stock-based compensation	4,478	5,572
Other	189	633

Total deferred tax assets	10,300	13,106
Valuation allowance	(1,921)	(2,728)

Net deferred tax assets	8,379	10,378

Deferred tax liabilities:
Capitalized software development	(810)	(743)
Goodwill	(1,054)	(1,487)
Other	(24)	(4)

Total deferred tax liabilities	(1,888)	(2,234)

Net deferred tax asset	$6,491	$8,144

At December 31, 2009, the Company had net operating loss (NOL) carryforwards for federal tax purposes of approximately $2.3 million which will begin to expire in 2024. For the year ended December 31, 2009, the loss before income taxes from foreign operations totaled $3.8 million.

The exercise and vesting of equity awards has generated income tax deductions in excess of amounts recorded for financial reporting purposes. In 2007, the Company did not realize a significant tax benefit from the exercise of stock options as it had incurred cumulative losses for federal and certain state income tax purposes. In 2008 and 2009, the Company realized a tax benefit from the utilization of NOLs related to stock-based compensation and the exercise and vesting of equity awards. The Company recorded a tax benefit from equity awards to additional paid-in capital for the years ended December 31, 2007, 2008 and 2009. The Company has elected to use the “with and without” method for recognition of excess tax benefits related to equity awards.

12.	Commitments and Contingencies

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2020 and generally contain renewal options for up to five years. Rent expense was $1,065,000, $1,364,000 and $1,666,000 for the years ended December 31, 2007, 2008, and 2009, respectively. The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2011.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2009 are as follows (dollars in thousands):

	Operating	Capital
	Leases	Leases

2010	$1,485	$221
2011	670	36
2012	431	13
2013	443	4
2014	432	—
2015 and thereafter	906	—

Total future minimum payments	$4,367	274

Less amount representing interest		(29)
Less current portion		(197)

Long-term capital lease obligations		$48

Purchase Commitments

The Company has entered into various agreements with vendors primarily for the hosting of and content used in its on-demand software services. As of December 31, 2009, minimum required payments in future years under these arrangements are $2,300,000, $584,000, $177,000 and $44,000 in 2010, 2011, 2012 and 2013, respectively.

Letter of Credit

The Company has established a letter of credit in favor of its landlord. The letter of credit is collateralized by a $270,000 certificate of deposit. The certificate of deposit matures in 2011 and the balance plus accrued interest is included in other assets in the accompanying consolidated balance sheets. As of December 31, 2009, the letter of credit remained outstanding; however, no amounts had been drawn against it. The letter of credit renews annually through April 2011.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008(1)	2008	2008	2009	2009	2009	2009(2)

Summary consolidated statement of operations data:
Revenues	$17,867	$19,085	$19,953	$20,615	$20,411	$21,079	$21,042	$22,047
Gross profit	14,435	15,458	16,252	16,700	16,504	17,232	17,181	18,201
Net income (loss)	(403)	5,664	218	1,449	(478)	(343)	(382)	(821)
Net income (loss) per share:
Basic	$(0.02)	$0.32	$0.01	$0.08	$(0.03)	$(0.02)	$(0.02)	$(0.05)
Diluted	$(0.02)	$0.30	$0.01	$0.08	$(0.03)	$(0.02)	$(0.02)	$(0.05)
Weighted average shares outstanding used in computing per share amounts:
Basic	17,682,504	17,868,247	18,193,456	18,239,463	18,026,397	18,051,243	18,092,595	18,138,830
Diluted	17,682,504	18,957,313	19,349,935	18,523,210	18,026,397	18,051,243	18,092,595	18,138,830

(1)	During the three months ended June 30, 2008, the Company reversed the valuation allowance against its U.S. deferred tax assets in the amount of $8.0 million.

(2)	See Note 11 for discussion of certain items impacting the provision for income taxes.

Vocus, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period

Allowance for doubtful accounts:
Year ended December 31, 2007	$280	$75	$(104)	$251
Year ended December 31, 2008	251	224	(181)	294
Year ended December 31, 2009	294	265	(347)	212
Deferred tax valuation allowance:
Year ended December 31, 2007	$10,021	$(977)	$—	$9,044
Year ended December 31, 2008	9,044	(7,123)	—	1,921
Year ended December 31, 2009	1,921	807	—	2,728

(1)	Includes actual write-off of accounts written-off, net of recoveries.

II-1

Index to Exhibits

Exhibit
Numbers		Exhibits

3	.1(6)	Fifth Amended and Restated Certificate of Incorporation.
3	.2(6)	Amended and Restated Bylaws.
4	.1(4)	Specimen common stock certificate.
10	.1(1)	1999 Stock Option Plan.
10	.2(1)	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.
10	.3(5)	2005 Stock Award Plan.
10	.4(10)	Form of Option Agreement for executive officers under Registrant’s 2005 Stock Award Plan.
10	.5(10)	Form of Option Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.
10	.6(1)	Agreement of Lease, dated December 21, 2000, between MOR FORBES LLLP and Registrant as amended.
10	.7(5)	Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors.
10	.8(2)	License Agreement between the Registrant and PR Newswire Association LLC, dated August 1, 2003, as amended.
10	.9(10)	Amended and Restated Agreement between the Registrant and PR Newswire Association, Inc., dated August 1, 2006.
10	.10(3)	OEM License Agreement between the Registrant and Moreover Technologies, Inc., dated March 1, 2006, as amended.
10	.11(7)	Form of Employment Agreement for Richard Rudman and Stephen Vintz, and schedule of details omitted therefrom.
10	.12(7)	Form of Employment Agreement for Norman Weissberg, and schedule of details omitted therefrom.
10	.13(8)	Employment Agreement for William Wagner dated July 17, 2006.
10	.14(8)	Indemnification Agreement for William Wagner dated July 17, 2006.
10	.15(9)	Asset Purchase Agreement, dated August 4, 2006, among the Registrant, Vocus PRW Holdings LLC, PRWeb, LLC and the sole stockholder of PRWeb International, Inc. and sole owner of PRWeb, LLC.
10	.16(11)	Form of Restricted Stock Agreement for executive officers under Registrant’s 2005 Stock Award Plan.
10	.17(11)	Form of Restricted Stock Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.
10	.18(11)	Summary of board of directors’ compensation.
21	.1*	List of subsidiaries.
23	.1*	Consent of Ernst & Young LLP.
24	.1*	Power of Attorney (included on the signature page to this report).
31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on August 5, 2005.

II-2

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2006.

(4)	Incorporated by reference to an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on November 9, 2005.

(5)	Incorporated by reference to an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on December 6, 2005.

(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 12, 2005.

(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on July 20, 2006.

(9)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.

(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007.

(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

(12)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008.

II-3