Form 10-Q
period 2010-03-31
Vocus, Inc.
filed 2010-05-10
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐     No ☑

As of May 4, 2010, 19,378,834 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2009	2010
		(Unaudited)
	(Dollars in thousands, except per share data)

Current assets:
Cash and cash equivalents	$85,817	$91,073
Short-term investments	17,851	12,447
Accounts receivable, net of allowance for doubtful accounts of $212 and $241 at December 31, 2009 and March 31, 2010, respectively	18,245	10,834
Current portion of deferred income taxes	685	685
Prepaid expenses and other current assets	1,753	2,309

Total current assets	124,351	117,348
Long-term investments	1,001	—
Property, equipment and software, net	4,666	5,256
Intangible assets, net	3,980	3,511
Goodwill	17,090	17,090
Deferred income taxes, net of current portion	7,459	7,460
Other assets	693	722

Total assets	$159,240	$151,387

Current liabilities:
Accounts payable	$1,148	$374
Accrued compensation	2,384	2,446
Accrued expenses	3,239	4,102
Current portion of notes payable and capital lease obligations	197	74
Current portion of deferred revenue	46,789	44,985

Total current liabilities	53,757	51,981
Notes payable and capital lease obligations, net of current portion	48	33
Other liabilities	93	114
Deferred revenue, net of current portion	961	640

Total liabilities	54,859	52,768
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and March 31, 2010	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 19,854,585 and 20,019,528 shares issued at December 31, 2009 and March 31, 2010, respectively; 18,173,444 and 17,935,278 shares outstanding at December 31, 2009 and March 31, 2010, respectively	199	200
Additional paid-in capital	149,279	152,319
Treasury stock, 1,681,141 and 2,084,249 shares at December 31, 2009 and March 31, 2010, respectively at cost	(14,914)	(23,223)
Accumulated other comprehensive income	305	390
Accumulated deficit	(30,488)	(31,067)

Total stockholders’ equity	104,381	98,619

Total liabilities and stockholders’ equity	$159,240	$151,387

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$20,411	$22,271
Cost of revenues	3,907	4,435

Gross profit	16,504	17,836
Operating expenses:
Sales and marketing	9,516	11,403
Research and development	1,157	1,314
General and administrative	5,045	5,199
Amortization of intangible assets	490	469

Total operating expenses	16,208	18,385
Income (loss) from operations	296	(549)
Other income (expense):
Interest and other income	225	68
Interest expense	(6)	(7)

Total other income	219	61
Income (loss) before provision for income taxes	515	(488)
Provision for income taxes	993	91

Net loss	$(478)	$(579)

Net loss per share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)
Weighted average shares outstanding used in computing per share amounts:
Basic	18,026,397	18,062,306
Diluted	18,026,397	18,062,306

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(478)	$(579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	420	354
Amortization of intangible assets	490	469
Loss on disposal of assets	—	1
Stock-based compensation	2,886	2,902
Provision for doubtful accounts	131	64
Deferred income taxes	979	1
Excess tax benefits from equity awards	(703)	(91)
Changes in operating assets and liabilities:
Accounts receivable	4,877	7,292
Prepaid expenses and other current assets	708	(425)
Other assets	(24)	(199)
Accounts payable	484	(770)
Accrued compensation	(596)	74
Accrued expenses	1,281	982
Deferred revenue	(1,758)	(1,926)
Other liabilities	(14)	21

Net cash provided by operating activities	8,683	8,170
Cash flows from investing activities:
Purchases of available-for-sale securities	(11,134)	(2,598)
Maturities of available-for-sale securities	13,800	8,996
Purchases of property, equipment and software	(339)	(770)
Software development costs	(43)	(155)

Net cash provided by investing activities	2,284	5,473
Cash flows from financing activities:
Repurchases of common stock	(4,117)	(8,309)
Proceeds from the exercise of stock options	964	19
Excess tax benefits from equity awards	703	91
Payments on notes payable and capital lease obligations	(138)	(138)

Net cash used in financing activities	(2,588)	(8,337)
Effect of exchange rate changes on cash and cash equivalents	(31)	(50)

Net increase in cash and cash equivalents	8,348	5,256
Cash and cash equivalents, beginning of period	65,429	85,817

Cash and cash equivalents, end of period	$73,777	$91,073

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of on-demand software for public relations management. The Company’s on-demand software addresses the critical functions of public relations including media relations, news distribution and news monitoring. The Company is headquartered in Lanham, Maryland with sales and other offices in Virginia, Maryland, California, Washington, England, France, China and Morocco.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 9, 2010.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2009 and March 31, 2010. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains and losses for the three months ended March 31, 2009 and March 31, 2010 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of March 31, 2010, the net unrealized gains on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2010.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Income Taxes

Income taxes are determined utilizing the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax-credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three months ended March 31, 2010, the Company’s income tax expense reflects its actual income tax expense for the period rather than its estimated effective tax rate for 2010 as the Company could not reliably estimate such rate.

The Company had no material uncertain tax positions at December 31, 2009 and March 31, 2010. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2009 and March 31, 2010. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2002 to 2009.

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. For the three months ended March 31, 2009 and 2010, the comprehensive loss was determined as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2010

Net loss	$(478)	$(579)
Other comprehensive income (loss):
Foreign currency translation adjustment	6	89
Unrealized net loss on available-for-sale investments, net of tax	(25)	(4)

Comprehensive loss	$(497)	$(494)

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on one segment of its business.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income or loss per share until vested. Diluted net income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income or loss per share includes the dilutive effect of nonvested shares of restricted stock. For the three months ended March 31, 2009 and 2010, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three months ended March 31, 2009 and 2010, diluted earnings per share excluded 2,319,925 and 2,704,223 outstanding stock options, respectively, and 1,210,570 and 1,414,788 nonvested shares of restricted stock, respectively, as the result would be anti-dilutive.

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

3.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2009 are as follows (dollars in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$7,045	$—	$—	$7,045
Commercial paper	37,144	—	—	37,144
Certificates of deposit	2,900	—	—	2,900
Short-term investments:
Commercial paper	6,497	2	—	6,499
Government-sponsored agency debt securities	8,746	5	—	8,751
Certificates of deposit	700	—	—	700
Corporate notes and bonds	1,900	1	—	1,901
Long-term investments:
Government-sponsored agency debt securities	1,000	1	—	1,001

Total	$65,932	$9	$—	$65,941

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of cash equivalents and investments at March 31, 2010 are as follows (dollars in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds and overnight deposits	$31,020	$—	$—	$31,020
Commercial paper	21,512	—	—	21,512
Certificates of deposit	1,000	—	—	1,000
Short-term investments:
Government-sponsored agency debt securities	8,246	1	—	8,247
Commercial paper and other	2,599	1	—	2,600
Certificates of deposit	700	—	—	700
Corporate notes and bonds	900	—	—	900

Total	$65,977	$2	$—	$65,979

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year. Long-term investments have original maturity dates between one and two years.

4.	Fair Value Measurements

The fair value measurements of the Company’s financial assets measured on a recurring basis at March 31, 2010 are as follows (dollars in thousands):

	Total	Level 1	Level 2	Level 3

Cash equivalents	$53,532	$32,020	$21,512	$—
Short-term investments	12,447	9,847	2,600	—

Total	$65,979	$41,867	$24,112	$—

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or broker or dealer quotations.

5.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. During the three months ended March 31, 2009 and 2010, the Company purchased an aggregate of 224,192 and 477,286 shares of its common stock for $3,500,000 and $7,012,000, respectively. During the three months ended March 31, 2009 and 2010, the Company also repurchased 40,391 and 86,708 shares of restricted stock from employees to satisfy the minimum statutory tax withholding obligations of $617,000 and $1,296,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards during the three months ended March 31, 2009 and 2010.

6.	Stock-Based Compensation

The Company’s share-based arrangements include stock option awards and restricted stock awards. The Company recognizes compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the awards that are expected to vest and

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three months ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2009	2010

Cost of revenues	$345	$579
Sales and marketing	857	437
Research and development	215	373
General and administration	1,469	1,513

Total	$2,886	$2,902

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock options awards granted during the three months ended March 31, 2009 and 2010:

	Three Months Ended
	March 31,
	2009	2010

Stock price volatility	61%	60%
Expected term (years)	6.1	6.3
Risk-free interest rate	2.4%	2.7%
Dividend yield	0%	0%

The summary of stock option activity for the three months ended March 31, 2010 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	March 31,
	Options	Share	Term	2010
				(In thousands)

Balance outstanding at December 31, 2009	2,134,979	$14.35
Granted	573,401	14.70
Exercised	(3,532)	5.34
Forfeited or cancelled	(625)	21.41

Balance outstanding at March 31, 2010	2,704,223	$14.43	7.1	$9,643

Options vested and expected to vest at March 31, 2010	2,632,765	$14.38	7.1	$9,541

Exercisable at March 31, 2010	1,705,540	$13.35	6.2	$8,005

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2010 was $9.60 and $8.52, respectively. The fair value of stock options that vested during the three months ended March 31, 2009 and 2010 was $3,545,000 and $2,861,000, respectively. As of March 31, 2010, $8.1 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.8 years.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at March 31, 2010 multiplied by the number of shares that would have been received by the stock option holders had all option holders exercised their stock options on March 31, 2010. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2010 was $1,100,000 and $36,000, respectively.

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date.

The summary of restricted stock award activity for the three months ended March 31, 2010 is as follows:

Number of Shares
Underlying
Stock Awards

Balance nonvested at December 31, 2009	1,229,358
Awarded	518,102
Vested	(322,547)
Forfeited	(10,125)

Balance nonvested at March 31, 2010	1,414,788

The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2009 and 2010 was $16.64 and $14.52, respectively.

As of March 31, 2010, $24.7 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.9 years.

7.	Commitments and Contingencies

On March 30, 2010, the Company signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. The Company will be relocating its corporate headquarters to the leased premises. The lease term commences on the date on which the landlord delivers the premises to the Company, which is anticipated to be February 15, 2011. The base annual rent will initially be $15.35 per square foot and will increase on each anniversary by 2.7%. Rental payments will begin on April 1, 2011.

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

On April 16, 2010, Vocus Holdings B.V., a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of capital stock of Data Presse SAS (“Datapresse”), a provider of media content and on-demand public relations software in France. The purchase consideration is €7.9 million, which represents approximately $10.8 million based on the exchange rate on the date of closing. The total consideration is comprised of €7.2 million, or $9.8 million, payable at closing subject to adjustment based on Datapresse’s working capital as of the closing, plus contingent consideration of up to €700,000, which is approximately $1.0 million based on the exchange rate on the date of closing, payable based on the satisfaction of certain specified criteria following the consummation of the acquisition. The acquisition will be accounted for under the purchase method of accounting, and the operating results of Datapresse will be included in the consolidated financial statements from the date of acquisition.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On April 16, 2010, Vocus Holdings B.V. acquired all of the outstanding shares of capital stock of BDL Media Ltd, Hong Kong, (“BDL Media”), a provider of on-demand public relations software and services in China. The maximum total consideration is approximately $2.6 million consisting of $557,000 payable at closing plus contingent consideration of up to $2.0 million payable over two years subject to certain adjustments. The acquisition will be accounted for under the purchase method of accounting and the operating results of BDL Media will be included in the consolidated financial statements from the date of acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2009.

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

We sell access to our on-demand software primarily through our direct sales channel. As of March 31, 2010, we had 4,834 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

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

On March 30, 2010, we signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. We will be relocating our corporate headquarters to the leased premises. The lease term commences on the date on which the landlord delivers the premises to us, which is anticipated to be February 15, 2011. The base annual rent will initially be $15.35 per square foot and will increase on each anniversary by 2.7%. Rental payments will begin on April 1, 2011.

On April 16, 2010, we acquired all of the outstanding shares of capital stock of Datapresse, a provider of media content and on-demand public relations software in France. The purchase consideration is €7.9 million, which is approximately $10.8 million based on the exchange rate on the date of closing. The total consideration is comprised of €7.2 million, or approximately $9.8 million, payable at closing subject to adjustment based on Datapresse’s working capital as of the closing, plus contingent consideration of up to €700,000, which is approximately $1.0 million based on the exchange rate on the date of closing, payable based on the satisfaction of certain specified criteria following the consummation of the acquisition. The acquisition will be accounted for under the purchase method of accounting and the operating results of Datapresse will be included in our consolidated financial statements from the date of acquisition.

On April 16, 2010, we acquired all of the outstanding shares of capital stock of BDL Media, a provider of on-demand public relations software and services in China. The maximum total consideration is $2.6 million consisting of $557,000 payable at closing plus contingent consideration of up to $2.0 million payable over two years subject to certain adjustments. The acquisition will be accounted for under the purchase method of accounting and the operating results of BDL Media will be included in our consolidated financial statements from the date of acquisition.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from the online distribution of press releases. Our subscription agreements contain multiple service elements and deliverables, which include use of our on-demand software, hosting services, content and content updates, implementation and training services and customer support. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We invoice our customers in advance of their annual subscription, with payment terms that generally require our customers to pay us within 30 days of invoice. Our subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Our subscription agreements may include amounts that are not yet contractually billable to customers, and any such unbilled amounts are not recorded in deferred revenue until invoiced.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content and content acquired from third parties and to continue to enhance our proprietary information database and news on-demand service. We expect that in 2010, cost of revenues will increase in absolute dollars but will remain constant as a percentage of revenues.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 51% of our revenues for the three months ended March 31, 2010. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, promotional events, webinars and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

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

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in 2010, research and development expenses will increase in absolute dollars but will remain constant as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, facilities rent, other corporate expenses and allocated overhead. We expect that in 2010, general and administrative expenses will increase in absolute dollars and as a percentage of revenues.

Amortization of Intangible Assets.  Amortized intangible assets consist of customer relationships, a trade name and agreements not-to-complete acquired in business combinations. We expect that in 2010, amortization of intangible assets will increase in absolute dollars and as a percentage of revenues due to the acquisitions of Datapresse and BDL Media in April 2010.

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

We believe that of our significant accounting policies, which are described in Note 2 to the accompanying consolidated financial statements and in our annual report on Form 10-K for the year ended December 31, 2009, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We assess the impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no events or changes in circumstances through March 31, 2010 indicating that an interim assessment was necessary for goodwill or long-lived assets.

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

Our judgments relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2009. Our judgments relative to the value of deferred tax assets and liabilities take into account estimates of the amount of future taxable income. Actual operating results and the underlying amount of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

As of March 31, 2010, we maintained a full valuation against our foreign deferred tax assets because we do not believe that it is more likely than not that we would realize the tax benefits of these deferred tax assets.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months Ended
	March 31,
	2009	2010

Revenues	100%	100%
Cost of revenues	19	20

Gross profit	81	80
Operating expenses:
Sales and marketing	46	51
Research and development	6	6
General and administrative	25	24
Amortization of intangible assets	2	2

Total operating expenses	79	83
Income (loss) from operations	2	(3)
Other income, net	1	—

Income (loss) before provision for income taxes	3	(3)
Provision for income taxes	5	—

Net loss	(2)%	(3)%

Three Months Ended March 31, 2010 and 2009

Revenues.  Revenues for the three months ended March 31, 2010 were $22.3 million, an increase of $1.9 million, or 9%, over revenues of $20.4 million for the comparable period in 2009. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 4,834 as of March 31, 2010 from 3,558 as of March 31, 2009. The increase in active subscription customers was the result of additional sales personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers was $1.0 million. Revenue growth from transaction revenue was $816,000. Total deferred revenue as of March 31, 2010 was $45.6 million, representing an increase of $4.6 million, or 11%, over total deferred revenue of $41.0 million as of March 31, 2009.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2010 was $4.4 million, an increase of $528,000, or 14%, over cost of revenues of $3.9 million for the comparable period in 2009. The increase in cost of revenues was primarily due to an increase of $102,000 in third-party license and royalty fees and $234,000 in stock-based compensation. We had 147 full-time employee equivalents in our professional and other support services group at March 31, 2010 compared to 149 full-time employee equivalents at March 31, 2009.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended March 31, 2010 were $11.4 million, an increase of $1.9 million, or 20%, over sales and marketing expenses of $9.5 million for the comparable period in 2009. The increase in sales and marketing was primarily due to an increase of $1.0 million in employee-related costs from additional personnel, $645,000 in sales commissions and incentive compensation, $635,000 in marketing program costs primarily to increase awareness and attract customers to our online press release services offset by a decrease of $420,000 in stock-based compensation. Our sales and marketing headcount increased by 22% as we hired additional sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our activities to build brand awareness. We had 266 full-time employee equivalents in sales and marketing at March 31, 2010 compared to 218 full-time employee equivalents at March 31, 2009.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2010 were $1.3 million, an increase of $157,000, or 14%, over research and development expenses of $1.2 million for the comparable period in 2009. The increase in research and development was primarily due to an increase of $158,000 in stock-based compensation. For the three months ended March 31, 2010, we capitalized $185,000 of employee-related costs for internally developed software. For the three months ended March 31, 2009, we capitalized $43,000 of employee-related costs for internally developed software. We had 31 full-time employee equivalents in research and development at March 31, 2010 and 2009.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2010 were $5.2 million, an increase of $154,000, or 3%, over general and administrative expenses of $5.0 million for the comparable period in 2009. The increase in general and administrative expenses was primarily due to an increase of $163,000 in employee-related costs. We had 46 full-time employee equivalents in our general and administrative group at March 31, 2010 and 2009.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended March 31, 2010 was $469,000, a decrease of $21,000, or 4%, compared to $490,000 for the comparable period in 2009.

Other Income (Expense).  Other income for the three months ended March 31, 2010 was $61,000, a decrease of $158,000, or 72%, compared to $219,000 for the comparable period in 2009. The decline in interest yields for fixed income securities resulted in decreased interest income.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2010 was $91,000, which reflects our actual income tax expense for the period rather than our estimated effective tax rate for 2010, as we could not reliably estimate such rate. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses.

The provision for income taxes for the three months ended March 31, 2009 was $993,000, which reflected our estimated annual effective tax rate for the year. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

At March 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $91.1 million, investments totaling $12.4 million and net accounts receivable of $10.8 million.

Net cash provided by operating activities for the three months ended March 31, 2010 was $8.2 million reflecting a net loss of $579,000, non-cash charges for depreciation and amortization charges of $823,000, stock-based compensation expense of $2.9 million and $5.4 million from net decreases in accounts receivable and deferred revenue primarily due to collections from the seasonally high amounts invoiced under our subscription agreements in the fourth quarter of 2009. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Net cash provided by investing activities for the three months ended March 31, 2010 was $5.5 million, which primarily resulted from proceeds received from net maturities of investments of $6.4 million and investments in property, equipment and software of $770,000.

Net cash used in financing activities for the three months ended March 31, 2010 was $8.3 million. During the three months ended March 31, 2010, we purchased 563,994 shares of our common stock at an aggregate cost of $8.3 million.

We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our current cash, cash equivalents and investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

On March 30, 2010, we signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. We will be relocating our corporate headquarters to the leased premises. The lease term commences on the date on which the landlord delivers the premises to us, which is anticipated to be February 15, 2011. The base annual rent will initially be $15.35 per square foot and will increase on each anniversary by 2.7%. Rental payments will begin on April 1, 2011. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2009. Our exposures to market risk have not changed materially since December 31, 2009.

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

Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

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

We rely on third-parties to provide certain data for our information databases and our news on-demand solutions. These third-parties may not renew agreements to provide content to us or may increase the price they charge for their content. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third-parties. In the event we are unable to use such third-party content or are unable to enter into agreements with third-parties, current subscription customers may not renew their subscription agreements with us, and it may be difficult to acquire new subscription customers.

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

All of our solutions reside on hardware that we own or lease and operate. Our hardware is currently located in third-party facilities maintained and operated in several domestic and international locations. Our third-party facility providers do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend, in part, on our third-party facility providers’ ability to protect systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangements are terminated, or there is a lapse of service or damage to such third-party facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities and services.

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

To date, we have completed several acquisitions. In April 2010, we acquired all of the outstanding shares of capital stock of Datapresse and BDL Media.

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

Our growth could strain our personnel and infrastructure resources and, if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Because we conduct operations in foreign jurisdictions, which accounted for approximately 9% of our 2009 revenues, and because our business strategy includes expanding our international operations, which includes the April 16, 2010 acquisitions of Datapresse and BDL Media, our business is susceptible to risks associated with international operations.

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

In August 2006, we used approximately $20.9 million of the offering proceeds for the acquisition of PRWeb International, Inc. In April 2010, we used approximately $10.4 million of the offering proceeds for the acquisition of Datapresse and BDL Media . We have invested the remainder of the proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities and money market funds. We anticipate that we will use the remaining proceeds to fund working capital and for general corporate purposes, which may include the expansion of our content and service offerings and potential acquisitions of complementary businesses, products and technologies. We cannot specify with certainty all of the particular uses for the proceeds. The amounts we actually spend for these purposes may vary significantly and will depend on a number of factors. Accordingly, our management will retain broad discretion in the allocation of the proceeds.

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases of our common stock during the three months ended March 31, 2010, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
			Total Number of	Dollar Value of
			Shares	Shares
	Total Number	Average Price	Purchased as	That May Yet be
	of Shares	Paid per	Part of Publicly	Purchased
	Purchased	Share	Announced Plan	Under the Plan

January 1 — January 31
Share repurchase program(1)	—	—	—	$19,000,148
Employee transactions(2)	32,969	—	—	N/A
February 1 — February 28
Share repurchase program(1)	477,286	$14.69	477,286	$11,987,976
Employee transactions(2)	53,633	—	—	N/A
March 1 — March 31
Share repurchase program(1)	—	—	—	$11,987,976
Employee transactions(2)	106	—	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. There is no expiration date specified for the program.

(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
10	.1*	Sale and Purchase Agreement between Registrant and Data Presse SAS, dated as of April 16, 2010.
10.2		Deed of Lease by and between Registrant and Indian Creek Investors, LLC, dated as of March 30, 2010.(2)
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Securities and Exchange Commission on April 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: May 10, 2010

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
10	.1*	Sale and Purchase Agreement between Registrant and Data Presse SAS, dated as of April 16, 2010.
10.2		Deed of Lease by and between Registrant and Indian Creek Investors, LLC, dated as of March 30, 2010.(2)
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Securities and Exchange Commission on April 5, 2010.