Form 10-Q
period 2010-06-30
Vocus, Inc.
filed 2010-08-09
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐     No ☑

As of August 2, 2010, 19,425,049 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2009	2010
		(Unaudited)
	(Dollars in thousands, except per share data)

Current assets:
Cash and cash equivalents	$85,817	$86,980
Short-term investments	17,851	8,645
Accounts receivable, net of allowance for doubtful accounts of $212 and $548 at December 31, 2009 and June 30, 2010, respectively	18,245	13,479
Current portion of deferred income taxes	685	685
Prepaid expenses and other current assets	1,753	2,389

Total current assets	124,351	112,178
Long-term investments	1,001	—
Property, equipment and software, net	4,666	5,866
Intangible assets, net	3,980	8,022
Goodwill	17,090	25,855
Deferred income taxes, net of current portion	7,459	7,460
Other assets	693	591

Total assets	$159,240	$159,972

Current liabilities:
Accounts payable	$1,148	$2,030
Accrued compensation	2,384	2,728
Accrued expenses	3,239	5,782
Current portion of notes payable and capital lease obligations	197	200
Current portion of deferred income taxes	—	156
Current portion of deferred revenue	46,789	46,817

Total current liabilities	53,757	57,713
Notes payable and capital lease obligations, net of current portion	48	225
Deferred income taxes, net of current portion	—	991
Other liabilities	93	1,634
Deferred revenue, net of current portion	961	496

Total liabilities	54,859	61,059
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and June 30, 2010	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 19,854,585 and 20,039,061 shares issued at December 31, 2009 and June 30, 2010, respectively; 18,173,444 and 17,972,310 shares outstanding at December 31, 2009 and June 30, 2010, respectively	199	200
Additional paid-in capital	149,279	155,810
Treasury stock, 1,681,141 and 2,066,751 shares at December 31, 2009 and June 30, 2010, respectively at cost	(14,914)	(23,226)
Accumulated other comprehensive income (loss)	305	(847)
Accumulated deficit	(30,488)	(33,024)

Total stockholders’ equity	104,381	98,913

Total liabilities and stockholders’ equity	$159,240	$159,972

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$21,079	$23,781	$41,490	$46,052
Cost of revenues	3,847	4,723	7,754	9,158

Gross profit	17,232	19,058	33,736	36,894
Operating expenses:
Sales and marketing	10,190	12,492	19,706	23,895
Research and development	1,138	1,341	2,295	2,655
General and administrative	5,186	5,828	10,231	11,027
Amortization of intangible assets	490	593	980	1,062

Total operating expenses	17,004	20,254	33,212	38,639
Income (loss) from operations	228	(1,196)	524	(1,745)
Other income (expense):
Interest and other income	105	10	330	78
Interest expense	(7)	(13)	(13)	(20)

Total other income (expense)	98	(3)	317	58
Income (loss) before provision for income taxes	326	(1,199)	841	(1,687)
Provision for income taxes	669	758	1,662	849

Net loss	$(343)	$(1,957)	$(821)	$(2,536)

Net loss per share:
Basic	$(0.02)	$(0.11)	$(0.05)	$(0.14)
Diluted	$(0.02)	$(0.11)	$(0.05)	$(0.14)
Weighted average shares outstanding used in computing per share amounts:
Basic	18,051,243	17,955,925	18,038,888	18,008,822
Diluted	18,051,243	17,925,925	18,038,888	18,008,822

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2010
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(821)	$(2,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	839	820
Amortization of intangible assets	980	1,104
Loss on disposal of assets	3	1
Stock-based compensation	6,237	6,273
Provision for doubtful accounts	233	15
Deferred income taxes	(300)	(456)
Excess tax benefits from equity awards	(2,508)	(727)
Changes in operating assets and liabilities:
Accounts receivable	5,125	5,794
Prepaid expenses and other current assets	931	(494)
Other assets	(69)	201
Accounts payable	798	618
Accrued compensation	(483)	(35)
Accrued expenses	2,768	1,174
Deferred revenue	(3,456)	(2,095)
Other liabilities	(21)	(186)

Net cash provided by operating activities	10,256	9,471
Cash flows from investing activities:
Purchases of available-for-sale securities	(20,027)	(4,097)
Maturities of available-for-sale securities	24,075	14,294
Business acquisitions, net of cash acquired	—	(8,921)
Purchases of property, equipment and software	(726)	(1,156)
Software development costs	(91)	(414)

Net cash provided by (used in) investing activities	3,231	(294)
Cash flows from financing activities:
Repurchases of common stock	(4,121)	(8,312)
Proceeds from the exercise of stock options	1,773	106
Excess tax benefits from equity awards	2,508	727
Payments on notes payable and capital lease obligations	(179)	(226)

Net cash used in financing activities	(19)	(7,705)
Effect of exchange rate changes on cash and cash equivalents	(41)	(309)

Net increase in cash and cash equivalents	13,427	1,163
Cash and cash equivalents, beginning of period	65,429	85,817

Cash and cash equivalents, end of period	$78,856	$86,980

Supplemental disclosure of non-cash investing activities:
Accrued contingent consideration for business acquisitions	$—	$1,327

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 9, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of Vocus, Inc., its wholly owned subsidiaries and a variable interest entity for which Vocus is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2009 and June 30, 2010. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains and losses for the three and six months ended June 30, 2009 and June 30, 2010 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of June 30, 2010, the net unrealized losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2010.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value, including cash equivalents, available-for-sale securities and accrued contingent consideration pursuant to a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The Company recognizes uncertain tax positions when it is determined that the tax position is more likely than not to be sustained upon examination by taxing authorities and records the largest amount of the benefit that is expected to be realized upon settlement. Interest and penalties are accrued on any unrecognized tax positions as a component of income tax expense. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2002 to 2009.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. For the three and six months ended June 30, 2009 and 2010, comprehensive loss was determined as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Net loss	$(343)	$(1,957)	$(821)	$(2,536)
Other comprehensive loss:
Change in foreign currency translation adjustment	(288)	(1,236)	(282)	(1,147)
Net change in unrealized net loss on available-for-sale investments	(4)	(1)	(29)	(5)

Total comprehensive loss	$(635)	$(3,194)	$(1,132)	$(3,688)

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

For the three and six months ended June 30, 2009 and 2010, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three and six months ended June 30, 2009 and 2010, diluted earnings per share excluded 2,208,955 and 2,729,607 outstanding stock options, respectively, and 1,217,083 and 1,433,939 nonvested shares of restricted stock, respectively, as the result would be anti-dilutive.

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

3.	Business Combinations

On April 16, 2010, the Company acquired all of the outstanding shares of capital stock of Data Presse SAS (Datapresse), a provider of media content and on-demand public relations software in France which complements the Company’s current suite of on-demand solutions and broadens the Company’s presence in Europe. The purchase consideration consisted of approximately $9.7 million in cash paid at closing and contingent cash consideration for the achievement of certain financial performance metrics. The fair value of the contingent consideration was recorded in accrued expenses in the consolidated balance sheet at June 30, 2010. The Company incurred acquisition costs of approximately $900,000, which are included in general and administrative expense in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. The operating results of Datapresse are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration consisted of the following (in thousands):

Cash consideration	$9,723
Fair value of contingent consideration	572

Total purchase consideration	$10,295

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The identifiable intangible assets are subject to amortization on a straight-line basis. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. The allocation of the purchase price was based upon the Company’s preliminary valuations, which included estimates and assumptions that are subject to change.

The preliminary allocation of the purchase price as of the acquisition date was as follows:

	Estimated	Estimated
	Useful Life	Fair Value

Cash and cash equivalents		$2,798
Accounts receivable, net		1,055
Prepaid and other current assets		210
Property, equipment and software, net		426
Other assets		68
Trade name	5 years	218
Customer relationships	7 years	3,617
Purchased technology	5 years	842
Goodwill		6,018
Accounts payable and accrued liabilities		(1,195)
Notes payable and capital lease obligations		(418)
Deferred income taxes		(1,412)
Deferred revenue		(1,793)
Other liabilities		(139)

Total purchase price		$10,295

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2009 and 2010 assumes that the Datapresse acquisition occurred at the beginning of each respective year. The unaudited pro forma information combines the historical results for the Company with the historical results for Datapresse for the same period. The following unaudited pro forma information is not intended to be indicative of future operating results (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Pro forma revenue	$22,341	$25,406	$44,244	$49,206

Pro forma net income (loss)	$(201)	$(1,938)	$(1,103)	$(2,461)

Pro forma net income per share:
Basic and diluted	$(0.01)	$(0.11)	$(0.06)	$(0.14)

During the three months ended June 30, 2010, the Company completed two additional acquisitions which were not material, individually or in the aggregate. These acquisitions were accounted for under the purchase method of accounting in accordance with ASC 805, and operating results of each are included in the Company’s consolidated financial statements from the dates of acquisition. On April 16, 2010, the Company acquired all of the outstanding shares of capital stock of privately held BDL Media Ltd, Hong Kong, (BDL Media), a provider of on-demand public relations software and services in China, for approximately $557,000 in cash and $811,000 of contingent consideration for the achievement of revenue targets in 2010 and 2011. The Company recorded approximately

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$275,000 of identifiable intangible assets and $2.4 million of goodwill that is not deductible for tax purposes. Additionally, in connection with the acquisition, the Company identified an uncertain tax position and as a result, the Company recorded $1.2 million in other liabilities in the consolidated balance sheet at June 30, 2010. The allocation of the purchase price was based upon the Company’s preliminary valuations, which included estimates and assumptions that are subject to change. On June 9, 2010, the Company acquired certain assets and assumed certain liabilities of Two Cats and a Cup of Coffee, LLC, or Help a Reporter Out (HARO), a provider of online services that link reporters and bloggers with small businesses and public relations professionals, for approximately $1.6 million in cash. The Company recorded approximately $660,000 of identifiable intangible assets and $950,000 of goodwill that is deductible for tax purposes.

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2009 are as follows (dollars in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$7,045	$—	$—	$7,045
Commercial paper	37,144	—	—	37,144
Certificates of deposit	2,900	—	—	2,900
Short-term investments:
Commercial paper	6,497	2	—	6,499
Government-sponsored agency debt securities	8,746	5	—	8,751
Certificates of deposit	700	—	—	700
Corporate notes and bonds	1,900	1	—	1,901
Long-term investments:
Government-sponsored agency debt securities	1,000	1	—	1,001

Total	$65,932	$9	$—	$65,941

The components of cash equivalents and investments at June 30, 2010 are as follows (dollars in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$27,262	$—	$—	$27,262
Commercial paper	25,172	—	—	25,172
Certificates of deposit and time deposits	916	—	—	916
U.S. Treasury securities	4,550	—	—	4,550
Government-sponsored agency debt securities	1,366	—	—	1,366
Short-term investments:
Government-sponsored agency debt securities	7,745	—	—	7,745
Corporate notes and bonds	900	—	—	900

Total	$67,911	$—	$—	$67,911

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year. Long-term investments have original maturity dates between one and two years.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2010, are as follows (dollars in thousands):

Balance as of January 1, 2010	$17,090
Goodwill acquired	9,371
Effects of foreign currency translation	(606)

Balance as of June 30, 2010	$25,855

Intangible assets at December 31, 2009 consisted of the following (dollars in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying		Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	5.0	$3,041	$(2,326)	$715
Trade names	7.0	3,946	(1,920)	2,026
Agreements not-to-compete	5.0	3,913	(2,674)	1,239

Total		$10,900	$(6,920)	$3,980

Intangible assets at June 30, 2010 consisted of the following (dollars in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying		Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	6.0	$6,953	$(2,704)	$4,249
Trade names	6.9	4,308	(2,213)	2,095
Purchased technology	4.8	867	(37)	830
Agreements not-to-compete	5.0	3,913	(3,065)	848

Total		$16,041	$(8,019)	$8,022

Amortization expense of intangible assets for the three and six months ended June 30, 2009 was $490,000 and $980,000, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2010 was $630,000 and $1.1 million, respectively. Future expected amortization of intangible assets at June 30, 2010 was as follows (dollars in thousands):

Remainder of 2010	$1,308
2011	2,110
2012	1,397
2013	1,127
2014	777
2015	630
Thereafter	673

$8,022

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at June 30, 2010 are as follows (dollars in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$59,266	$34,094	$25,172	$—
Short-term investments	8,645	8,645	—	—

Total assets measured at fair value	$67,911	$42,739	$25,172	$—

Liabilities
Accrued contingent consideration	$1,327	$—	$—	$1,327

Total liabilities measured at fair value	$1,327	$—	$—	$1,327

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs

Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs and value drivers. Contingent consideration for Datapresse of $572,000 is based upon the achievement of revenue targets and earnings before interest and taxes for the twelve month period ending April 30, 2011. Contingent consideration for BDL Media of $811,000 is based upon revenue earned in 2010 and 2011. The Company estimated the fair value of the accrued contingent consideration using expected future cash flows based on several scenarios over the period in which the obligation is expected to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. At June 30, 2010, contingent consideration of $957,000 and $370,000 was included in accrued expenses and other liabilities in the consolidated balance sheet, respectively.

7.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. During the six months ended June 30, 2009 and 2010, the Company purchased an aggregate of 224,192 and 477,286 shares of its common stock for $3,500,000 and $7,012,000, respectively. During the six months ended June 30, 2009 and 2010, the Company also repurchased 40,591 and 86,908 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $621,000 and $1,300,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

8.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Cost of revenues	$398	$351	$743	$930
Sales and marketing	992	977	1,849	1,414
Research and development	256	418	471	791
General and administration	1,705	1,625	3,174	3,138

Total	$3,351	$3,371	$6,237	$6,273

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock options awards granted during the three and six months ended June 30, 2009 and 2010:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Stock price volatility	62%	59%	61%	60%
Expected term (years)	6.3	6.3	6.1	6.3
Risk-free interest rate	2.5%	2.3%	2.4%	2.6%
Dividend yield	0%	0%	0%	0%

The summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Number of	Weighted-		Aggregate
	Shares	Average	Weighted-	Intrinsic
	Underlying	Exercise	Average	Value as of
	Stock	Price per	Contractual	June 30,
	Options	Share	Term	2010
				(In thousands)

Balance outstanding at December 31, 2009	2,134,979	$14.35
Granted	618,401	14.79
Exercised	(15,315)	6.92
Forfeited or cancelled	(8,458)	18.32

Balance outstanding at June 30, 2010	2,729,607	$14.48	6.9	$6,745

Options vested and expected to vest at June 30, 2010	2,659,097	$14.44	6.9	$6,719

Exercisable at June 30, 2010	1,715,174	$13.45	5.9	$6,178

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2009 and 2010 was $10.92 and $9.06, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2009 and 2010 was $10.22 and $8.56, respectively. The fair value of stock options that vested during the three months ended June 30, 2009 and 2010 was $196,000 and $249,000, respectively. The fair value of options that vested during the six months ended June 30, 2009 and 2010 was $3,741,000 and $3,110,000, respectively. As of June 30, 2010, $6.8 million of total unrecognized stock-based

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.7 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2009 and 2010 was $291,000 and $116,000, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and 2010 was $1,391,000 and $152,000 respectively.

Restricted Stock Awards

The summary of restricted stock award activity for the six months ended June 30, 2010 is as follows:

Number of Shares
Underlying
Stock Awards

Balance nonvested at December 31, 2009	1,229,358
Awarded	577,451
Vested	(347,745)
Forfeited	(25,125)

Balance nonvested at June 30, 2010	1,433,939

The weighted-average grant date fair value of restricted stock awards granted during the three months ended June 30, 2009 and 2010 was $17.81 and $16.01, respectively. The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2009 and 2010 was $16.68 and $14.68, respectively.

As of June 30, 2010, $21.2 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.6 years.

9.	Commitments and Contingencies

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

We sell access to our on-demand software primarily through our direct sales channel. As of June 30, 2010, including our acquisition of Datapresse, we had 7,173 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

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

On April 16, 2010, we acquired all of the outstanding shares of capital stock of Datapresse, a provider of media content and on-demand public relations software in France. The purchase consideration consisted of approximately $9.7 million in cash paid at closing and contingent cash consideration for the achievement of certain financial performance metrics. We recorded approximately $4.7 million in identifiable intangible assets and $6.0 million of goodwill. The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations, and the operating results of Datapresse are included in our consolidated financial statements from the date of acquisition.

On April 16, 2010, we acquired all of the outstanding shares of capital stock of BDL Media, a provider of on-demand public relations software and services in China. The purchase consideration consisted of approximately $557,000 in cash paid at closing and $811,000 of contingent cash consideration. We recorded approximately

$275,000 of identifiable intangible assets and $2.4 million of goodwill. The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, and the operating results of BDL Media are included in our consolidated financial statements from the date of acquisition.

On June 9, 2010, we acquired certain assets and liabilities of HARO, a provider of online services that links reporters and bloggers with small businesses and public relations professionals, for approximately $1.6 million. We recorded approximately $660,000 of identifiable intangible assets and $950,000 of goodwill. The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, and the operating results of HARO are included in our consolidated financial statements from the date of acquisition.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content and content acquired from third parties and to continue to enhance our proprietary information database and news on-demand service. We expect that in 2010, cost of revenues will increase in absolute dollars and as a percentage of revenues.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, accounting for 52% of our revenues for the six months ended June 30, 2010. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, promotional events, webinars and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

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

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related transaction costs, facilities rent, other corporate expenses and allocated overhead. We expect that in 2010, general and administrative expenses will increase in absolute dollars but decrease slightly as a percentage of revenues.

Amortization of Intangible Assets.  Amortized intangible assets consist of customer relationships, trade names and agreements not-to-complete acquired in business combinations.

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

Business Combinations.  We have completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets based on the estimated fair value of those assets. Definite-lived intangible assets consist of acquired customer relationships, trade names, agreements not-to-compete and purchased technology. Definite-lived intangible assets are amortized either on a straight-line or accelerated basis over their estimated useful lives ranging from two to seven years. Accounting for these acquisitions requires us to make determinations about the fair value of assets acquired, useful lives for definite-lived tangible and intangible assets, and liabilities assumed that involve estimates and judgments.

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

We assess the impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no events or changes in circumstances through June 30, 2010 indicating that an interim assessment was necessary for goodwill or long-lived assets.

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

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Our estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. In connection with our acquisitions, we identified an uncertain tax position, and as a result, recorded $1.2 million in other liabilities in the consolidated balance sheet at June 30, 2010. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2009.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months
	Ended		Six Months
	June 30,		Ended June 30,
	2009	2010	2009	2010

Revenues	100%	100%	100%	100%
Cost of revenues	19	20	18	20

Gross profit	81	80	82	80
Operating expenses:
Sales and marketing	47	53	48	52
Research and development	6	6	6	6
General and administrative	25	24	25	24
Amortization of intangible assets	2	2	2	2

Total operating expenses	80	85	81	84
Income (loss) from operations	1	(5)	1	(4)
Other income, net	1	—	—	—

Income (loss) before provision for income taxes	2	(5)	1	(4)
Provision for income taxes	4	3	3	2

Net loss	(2)%	(8)%	(2)%	(6)%

Three Months Ended June 30, 2010 and 2009

Revenues.  Revenues for the three months ended June 30, 2010 were $23.8 million, an increase of $2.7 million, or 13%, over revenues of $21.1 million for the comparable period in 2009. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 7,173 as of June 30, 2010 from 3,761 as of June 30, 2009. The increase in active subscription customers was the result of our acquisitions and additional sales personnel focused on acquiring new customers and renewing existing customers. We acquired approximately 1,900 active subscription customers from the acquisition of Datapresse. Revenue growth from the increase in active subscription customers was $2.1 million. Total deferred revenue as of June 30, 2010 was $47.3 million, representing an increase of $7.5 million, or 19%, over total deferred revenue of $39.8 million as of June 30, 2009. We acquired approximately $1.8 million of deferred revenue from the acquisition of Datapresse.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2010 was $4.7 million, an increase of $876,000, or 23%, over cost of revenues of $3.8 million for the comparable period in 2009. The increase in cost of revenues was primarily due to an increase of $318,000 in employee-related costs from additional personnel, including personnel from acquisitions in the three months ended June 30, 2010 and $132,000 in third-party license and royalty fees. We had 202 full-time employee equivalents in our professional and other support services group at June 30, 2010 compared to 151 full-time employee equivalents at June 30, 2009.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended June 30, 2010 were $12.5 million, an increase of $2.3 million, or 23%, over sales and marketing expenses of $10.2 million for the comparable period in 2009. The increase in sales and marketing was primarily due to an increase of $1.0 million in employee-related costs from additional personnel, $469,000 in sales commissions and incentive compensation and $756,000 in marketing program costs primarily to increase awareness and attract customers to our online press release services. We had 303 full-time employee equivalents in sales and marketing at June 30, 2010 compared to 236 full-time employee equivalents at June 30, 2009.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2010 were $1.3 million, an increase of $203,000, or 18%, over research and development expenses of $1.1 million for the comparable period in 2009. The increase in research and development was primarily due to an increase of $163,000 in stock-based compensation. For the three months ended June 30, 2010, we capitalized $292,000 of employee-related costs for internally developed software. For the three months ended June 30, 2009, we capitalized $48,000 of employee-related costs for internally developed software. We had 40 full-time employee equivalents in research and development at June 30, 2010 compared to 29 full-time employee equivalents at June 30, 2009.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2010 were $5.8 million, an increase of $642,000, or 12%, over general and administrative expenses of $5.2 million for the comparable period in 2009. The increase in general and administrative expenses was primarily due to an increase of $700,000 in professional fees primarily for acquisition related costs. We had 62 full-time employee equivalents in our general and administrative group at June 30, 2010 compared to 46 full-time employee equivalents at June 30, 2009.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended June 30, 2010 was $593,000, an increase of $103,000, or 21%, compared to $490,000 for the comparable period in 2009. The increase in amortization is primarily attributable to the intangible assets related to the acquisitions of businesses in the three months ended June 30, 2010.

Other Income (Expense).  Other expense for the three months ended June 30, 2010 was $3,000, a decrease of $101,000, or 103%, compared to other income of $98,000 for the comparable period in 2009. The decline in interest yields for fixed income securities resulted in decreased interest income.

Provision for Income Taxes.  The provision for income taxes for the three months ended June 30, 2010 was $758,000, which reflects our actual income tax for the period rather than our estimated annual effective tax rate for the 2010, as we could not reliably estimate such rate. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses.

The provision for income taxes for the three months ended June 30, 2009 was $669,000, which reflected our estimated annual effective tax rate for the year. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain non-deductible expenses.

Six Months Ended June 30, 2010 and 2009

Revenues.  Revenues for the six months ended June 30, 2010 were $46.1 million, an increase of $4.6 million, or 11%, over revenues of $41.5 million for the comparable period in 2009. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 7,173 as of June 30, 2010 from 3,761 as of June 30, 2009. The increase in active subscription customers was the result of our acquisitions and additional sales personnel focused on acquiring new customers and renewing existing customers. We acquired approximately 1,900 active subscription customers from the acquisition of Datapresse. Revenue growth from the increase in active subscription customers was $3.2 million. Total deferred revenue as of June 30, 2010 was $47.3 million, representing an increase of $7.5 million, or 19%, over total deferred revenue of $39.8 million as of June 30, 2009. We acquired approximately $1.8 million of deferred revenue from the acquisition of Datapresse.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2010 was $9.2 million, an increase of $1.4 million, or 18%, over cost of revenues of $7.8 million for the comparable period in 2009. The increase in cost of revenues was primarily due to an increase of $354,000 in employee-related costs, $234,000 in third-party license and royalty fees and $187,000 in stock-based compensation. We had 202 full-time employee equivalents in our professional and other support services group at June 30, 2010 compared to 151 full-time employee equivalents at June 30, 2009.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2010 were $23.9 million, an increase of $4.2 million, or 21%, over sales and marketing expenses of $19.7 million for the comparable period in 2009. The increase was primarily due to an increase of $2.1 million in employee-related costs from additional personnel, $1.1 million in sales commissions and incentive compensation and $1.4 million in marketing program costs primarily to increase awareness and attract customers to our online press release services. We had 303 full-time employee equivalents in sales and marketing at June 30, 2010 compared to 236 full-time employee equivalents at June 30, 2009.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2010 were $2.7 million, an increase of $360,000, or 16%, over research and development expenses of $2.3 million for the comparable period in 2009. The increase in research and development was primarily due to an increase of $321,000 in stock-based compensation. For the six months ended June 30, 2010, we capitalized $478,000 of employee-related costs for internally developed software. For the six months ended June 30, 2009, we capitalized $91,000 of employee-related costs for internally developed software. We had 40 full-time employee equivalents in research and development at June 30, 2010 compared to 29 full-time employee equivalents at June 30, 2009.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2010 were $11.0 million, an increase of $796,000, or 8%, over general and administrative expenses of $10.2 million for the comparable period in 2009. The increase in general and administrative expenses was primarily due to an increase of $333,000 in employee-related costs and $791,000 in professional fees primarily for acquisition related costs. We had 62 full-time employee equivalents in our general and administrative group at June 30, 2010 compared to 46 full-time employee equivalents at June 30, 2009.

Amortization of Intangible Assets.  Amortization of intangible assets for the six months ended June 30, 2010 was $1.1 million, an increase of $82,000, or 8%, compared to $980,000 for the comparable period in 2009. The increase in amortization is primarily attributable to the intangible assets related to the acquisitions of businesses in the six months ended June 30, 2010.

Other Income (Expense).  Other income for the six months ended June 30, 2010 was $58,000, a decrease of $259,000, or 82%, compared to other income of $317,000 for the comparable period in 2009. The continued decline in interest yields for fixed income securities resulted in decreased interest income.

Provision for Income Taxes.  The provision for income taxes for the six months ended June 30, 2010 was $849,000 which reflects our actual income tax for the period rather than our estimated annual effective tax rate for the 2010, as we could not reliably estimate such rate. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses.

The provision for income taxes for the six months ended June 30, 2009 of $1.7 million reflected our estimated annual effective tax rate for the year. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

At June 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $87.0 million, investments totaling $8.6 million and net accounts receivable of $13.5 million.

Net cash provided by operating activities for the six months ended June 30, 2010 was $9.5 million reflecting a net loss of $2.5 million, non-cash charges for depreciation and amortization charges of $1.9 million, stock-based compensation expense of $6.3 million and $3.7 million from net decreases in accounts receivable and deferred revenue primarily due to collections from the seasonally high amounts invoiced under our subscription agreements in the fourth quarter of 2009. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Net cash used in investing activities for the six months ended June 30, 2010 was $294,000, which primarily resulted from proceeds received from net maturities of investments of $10.2 million, offset by the acquisitions of businesses of $8.9 million and investments in property, equipment and software of $1.6 million.

Net cash used in financing activities for the six months ended June 30, 2010 was $7.7 million, which primarily resulted from our purchase of 564,194 shares of our common stock at an aggregate cost of $8.3 million.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

On March 30, 2010, we signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. We will be relocating our corporate headquarters to the leased premises. The lease term commences on the date on which the landlord delivers the premises to us, which is anticipated to be in the first quarter of 2011. The base annual rent will initially be $15.35 per square foot and will increase on each anniversary by 2.7%. Rental payments will begin on April 1, 2011. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2009. Our exposure to interest rate risk has not changed materially since December 31, 2009.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Exchange rate fluctuations have not significantly impacted our results of operations, financial condition and cash flows. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

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

We derive, and expect to continue to derive for the foreseeable future, principally all of our revenue from providing on-demand solutions. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand solutions in general and for on-demand public relations software and services in particular. If businesses do not perceive the benefits of our on- demand solutions, then the market may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations.

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

All of our solutions reside on hardware that we own or lease and operate. Our hardware is currently located in multiple third-party facilities maintained and operated globally. Our third-party facility providers do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend, in part, on our third-party facility providers’ ability to protect systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangements are terminated, or there is a lapse of service or damage to such third-party facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities and services.

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

One of our business strategies is to selectively acquire companies which would either expand our solutions’ functionality, provide access to new customers or markets, or both. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from subscription customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

•	issue additional equity securities that would dilute the ownership of our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur or assume debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences.

In April 2010, we acquired all of the outstanding shares of capital stock of Datapresse and BDL Media and in June 2010, we acquired certain assets and liabilities of HARO.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the use of the Internet as a commercial medium and the use of email for marketing or other consumer communications. Some of these laws or regulations were enacted prior to the advent of the Internet and related technologies, therefore, they do not specifically address the unique issues of evolving technologies, and those laws and regulations that were enacted specifically in relation to the Internet and related technologies are being interpreted by the courts so that their applicability and scope are often uncertain.

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

Our business strategy is to continue to expand our international operations. Our recently completed acquisitions of Datapresse and BDL Media extended our international presence in Europe and Asia. Conducting operations in foreign jurisdictions subjects us to risks that we have not generally faced in the United States. These include:

•	compliance with a wide variety of complex foreign laws and regulations, including data privacy requirements, content restrictions, labor laws and U.S. laws including the Foreign Corrupt Practices Act;

•	difficulties caused by distance, language and cultural differences in managing and conducting international operations;

•	potentially adverse tax consequences; and

•	fluctuations in currency exchange rates.

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

In August 2006, we used approximately $20.9 million of the offering proceeds for the acquisition of PRWeb International, Inc. In the three months ended June 30, 2010, we used $11.8 million of the offering proceeds for the acquisitions of Datapresse, BDL Media and HARO. We have invested the remainder of the proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities and money market funds. We anticipate that we will use the remaining proceeds to fund working capital and for general corporate purposes, which may include the expansion of our content and service offerings and potential acquisitions of complementary businesses, products and technologies. We cannot specify with certainty all of the particular uses for the proceeds. The amounts we actually spend for these purposes may vary significantly and will depend on a number of factors. Accordingly, our management will retain broad discretion in the allocation of the proceeds.

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases of our common stock during the three months ended June 30, 2010, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Maximum
			Total Number of	Dollar Value of
			Shares	Shares
	Total Number	Average Price	Purchased as	That May Yet be
	of Shares	Paid per	Part of Publicly	Purchased
	Purchased	Share	Announced Plan	Under the Plan

April 1 — April 30
Share repurchase program(1)	—	—	—	—
Employee transactions(2)	—	—	—	N/A
May 1 — May 31
Share repurchase program(1)	—	—	—	—
Employee transactions(2)	—	—	—	N/A
June 1 — June 30
Share repurchase program(1)	—	—	—	—
Employee transactions(2)	200	—	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. There is no expiration date specified for the program.

(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Chief Financial Officer,
Treasurer and Secretary

Date: August 9, 2010

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