Form 10-Q
period 2010-09-30
Vocus, Inc.
filed 2010-11-09
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 5, 2010, 19,509,702 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	September 30,
	2009	2010
		(Unaudited)
	(Dollars in thousands, except
	per share data)

Current assets:
Cash and cash equivalents	$85,817	$87,493
Short-term investments	17,851	5,683
Accounts receivable, net of allowance for doubtful accounts of $212 and $490 at December 31, 2009 and September 30, 2010, respectively	18,245	13,564
Current portion of deferred income taxes	685	685
Prepaid expenses and other current assets	1,753	2,831

Total current assets	124,351	110,256
Long-term investments	1,001	—
Property, equipment and software, net	4,666	5,609
Intangible assets, net	3,980	7,811
Goodwill	17,090	26,401
Deferred income taxes, net of current portion	7,459	7,676
Other assets	693	202

Total assets	$159,240	$157,955

Current liabilities:
Accounts payable	$1,148	$887
Accrued compensation	2,384	2,726
Accrued expenses	3,239	5,797
Current portion of notes payable and capital lease obligations	197	183
Current portion of deferred income taxes	—	174
Current portion of deferred revenue	46,789	47,076

Total current liabilities	53,757	56,843
Notes payable and capital lease obligations, net of current portion	48	227
Other liabilities	93	2,011
Deferred income taxes, net of current portion	—	946
Deferred revenue, net of current portion	961	517

Total liabilities	54,859	60,544
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and September 30, 2010	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 19,854,585 and 20,073,310 shares issued at December 31, 2009 and September 30, 2010, respectively; 18,173,444 and 17,666,770 shares outstanding at December 31, 2009 and September 30, 2010, respectively	199	201
Additional paid-in capital	149,279	159,373
Treasury stock, 1,681,141 and 2,406,540 shares at December 31, 2009 and September 30, 2010, respectively at cost	(14,914)	(28,417)
Accumulated other comprehensive income	305	20
Accumulated deficit	(30,488)	(33,766)

Total stockholders’ equity	104,381	97,411

Total liabilities and stockholders’ equity	$159,240	$157,955

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$21,042	$24,701	$62,532	$70,753
Cost of revenues	3,861	4,906	11,615	14,064

Gross profit	17,181	19,795	50,917	56,689
Operating expenses:
Sales and marketing	10,189	12,341	29,895	36,236
Research and development	1,150	1,561	3,445	4,216
General and administrative	5,206	6,230	15,437	17,257
Amortization of intangible assets	476	620	1,456	1,682

Total operating expenses	17,021	20,752	50,233	59,391
Income (loss) from operations	160	(957)	684	(2,702)
Other income (expense):
Interest and other income	52	52	382	130
Interest expense	(10)	(10)	(23)	(30)

Total other income (expense)	42	42	359	100
Income (loss) before provision (benefit) for income taxes	202	(915)	1,043	(2,602)
Provision (benefit) for income taxes	584	(173)	2,246	676

Net loss	$(382)	$(742)	$(1,203)	$(3,278)

Net loss per share:
Basic	$(0.02)	$(0.04)	$(0.07)	$(0.18)
Diluted	$(0.02)	$(0.04)	$(0.07)	$(0.18)
Weighted average shares outstanding used in computing per share amounts:
Basic	18,092,595	17,836,960	18,021,737	17,950,905
Diluted	18,092,595	17,836,960	18,021,737	17,950,905

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009		2010
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$	(1,203)	$(3,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software		1,241	1,377
Amortization of intangible assets		1,456	1,773
Loss on disposal of assets		3	—
Stock-based compensation		9,612	9,557
Adjustment to fair value of accrued contingent consideration		—	481
Provision for doubtful accounts		122	47
Deferred income taxes		(1,513)	(718)
Excess tax benefits from equity awards		(4,449)	(727)
Changes in operating assets and liabilities:
Accounts receivable		4,817	5,803
Prepaid expenses and other current assets		1,080	(337)
Other assets		(82)	(5)
Accounts payable		492	(538)
Accrued compensation		(416)	(44)
Accrued expenses		5,290	821
Deferred revenue		(3,552)	(2,103)
Other liabilities		(29)	(61)

Net cash provided by operating activities		12,869	12,048
Cash flows from investing activities:
Business acquisitions, net of cash acquired		—	(8,921)
Purchases of available-for-sale securities		(25,156)	(5,537)
Maturities of available-for-sale securities		28,300	18,695
Purchases of property, equipment and software		(1,143)	(1,393)
Software development costs		(142)	(414)

Net cash provided by investing activities		1,859	2,430
Cash flows from financing activities:
Repurchases of common stock		(4,131)	(13,503)
Proceeds from the exercise of stock options		1,849	386
Excess tax benefits from equity awards		4,449	727
Payments on notes payable and capital lease obligations		(202)	(260)

Net cash provided by (used in) financing activities		1,965	(12,650)
Effect of exchange rate changes on cash and cash equivalents		(38)	(152)

Net increase in cash and cash equivalents		16,655	1,676
Cash and cash equivalents, beginning of period		65,429	85,817

Cash and cash equivalents, end of period		$82,084	$87,493

Supplemental disclosure of non-cash investing activities:
Accrued contingent consideration for business acquisitions		$—	$1,887

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 9, 2010.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2009 and September 30, 2010. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains and losses for the three and nine months ended September 30, 2009 and September 30, 2010 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of September 30, 2010, the net unrealized losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at September 30, 2010.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. For the three and nine months ended September 30, 2009 and 2010, comprehensive loss was determined as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Net loss	$(382)	$(742)	$(1,203)	$(3,278)
Other comprehensive loss:
Change in foreign currency translation adjustment	49	868	(233)	(279)
Net change in unrealized net loss on available-for-sale investments	—	(1)	(29)	(6)

Total comprehensive income (loss)	$(333)	$125	$(1,465)	$(3,563)

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

For the three and nine months ended September 30, 2009 and 2010, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three and nine months ended September 30, 2009 and 2010, diluted earnings per share excluded 2,200,379 and 2,720,025 outstanding stock options, respectively, and 1,228,408 and 1,407,116 nonvested shares of restricted stock, respectively, as the result would be anti-dilutive.

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

On April 16, 2010, the Company acquired all of the outstanding shares of capital stock of Data Presse SAS (Datapresse), a provider of media content and on-demand public relations software in France which complements the Company’s current suite of on-demand solutions and broadens the Company’s presence in Europe. The purchase consideration consisted of approximately $9.7 million in cash paid at closing and contingent cash consideration for the achievement of certain financial performance metrics for the twelve month period ending April 30, 2011. The Company incurred acquisition costs of approximately $747,000 for the nine months ended September 30, 2010, which are included in general and administrative expenses in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The operating results of Datapresse are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration at the acquisition date consisted of the following (in thousands):

Cash consideration	$9,723
Fair value of contingent consideration	572

Total purchase consideration at date of acquisition	$10,295

During the three months ended September 30, 2010, the fair value of the contingent consideration was adjusted based on the results of operations for the third quarter of 2010, on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. The additional expense of $32,000 was included in general and administrative expenses in the consolidated statements of operations for three months and nine months ended September 30, 2010.

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

The preliminary allocation of the purchase price at the acquisition date was as follows (in thousands):

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

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2009 and 2010 assumes that the Datapresse acquisition occurred at the beginning of each respective year. The unaudited pro forma information combines the historical results for the Company with the historical results for Datapresse for the same period. The following unaudited pro forma information is not intended to be indicative of future operating results (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Pro forma revenue	$22,366	$25,101	$66,422	$73,529

Pro forma net loss	$(256)	$(479)	$(879)	$(2,713)

Pro forma net loss per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.15)

In April and June of 2010, the Company completed two additional acquisitions which were not material, individually or in the aggregate. These acquisitions were accounted for under the purchase method of accounting in accordance with ASC 805, and operating results of each are included in the Company’s consolidated financial statements from the dates of acquisition.

On April 16, 2010, the Company acquired all of the outstanding shares of capital stock of privately held BDL Media Ltd, Hong Kong (BDL Media), a provider of on-demand public relations software and services in

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

China, for approximately $557,000 in cash and $811,000 of contingent consideration for the achievement of revenue targets in 2010 and 2011. The Company recorded approximately $275,000 of identifiable intangible assets and $2.4 million of goodwill that is not deductible for tax purposes. Additionally, in connection with the acquisition, the Company identified an uncertain tax position, and as a result, the Company recorded $1.2 million in other liabilities in the consolidated balance sheet at September 30, 2010. The allocation of the purchase price was based upon the Company’s preliminary valuations, which included estimates and assumptions that are subject to change. During the three months ended September 30, 2010, the fair value of the contingent consideration was adjusted based on an updated level of performance and the discount factor reflecting the passage of time. The additional expense of $449,000 was included in general and administrative expenses in the consolidated statements of operations for three months and nine months ended September 30, 2010.

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

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2009 are as follows (in thousands):

		Unrealized			Fair
	Cost	Gains	Losses		Value

Cash equivalents:
Money market funds	$7,045	$—		$—	$7,045
Commercial paper	37,144	—		—	37,144
Certificates of deposit	2,900	—		—	2,900
Short-term investments:
Commercial paper	6,497	2		—	6,499
Government-sponsored agency debt securities	8,746	5		—	8,751
Certificates of deposit	700	—		—	700
Corporate notes and bonds	1,900	1		—	1,901
Long-term investments:
Government-sponsored agency debt securities	1,000	1		—	1,001

Total	$65,932	$9	$		$65,941

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of cash equivalents and investments at September 30, 2010 are as follows (in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$28,018	$—	$—	$28,018
Commercial paper	28,794	—	—	28,794
Certificates of deposit and time deposits	1,671	—	—	1,671
Government-sponsored agency debt securities	3,979	—	—	3,979
Short-term investments:
Government-sponsored agency debt securities	5,035	—	(2)	5,033
Commercial paper	650	—	—	650

Total	$68,147	$—	$(2)	$68,145

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year. Long-term investments have original maturity dates between one and two years.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, were as follows (in thousands):

Balance as of January 1, 2010	$17,090
Goodwill acquired	9,295
Effects of foreign currency translation	16

Balance as of September 30, 2010	$26,401

Intangible assets at December 31, 2009 consisted of the following (dollars in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying		Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	5.0	$3,041	$(2,326)	$715
Trade names	7.0	3,946	(1,920)	2,026
Agreements not-to-compete	5.0	3,913	(2,674)	1,239

Total		$10,900	$(6,920)	$3,980

Intangible assets at September 30, 2010 consisted of the following (dollars in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying		Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	6.0	$7,327	$(2,989)	$4,338
Trade names	6.9	4,331	(2,372)	1,959
Purchased technology	4.9	954	(92)	862
Agreements not-to-compete	5.0	3,913	(3,261)	652

Total		$16,525	$(8,714)	$7,811

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The intangible assets from the acquisition of Datapresse are denominated in Euros, and therefore are subject to foreign currency translation adjustments. At September 30, 2010, intangible assets include net carrying amounts for Datapresse of $3,626,000 for customer relationships, $218,000 for a trade name and $844,000 for purchased technology.

Amortization expense of intangible assets for the three and nine months ended September 30, 2009 was $476,000 and $1.5 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2010 was $669,000 and $1.8 million, respectively. Future expected amortization of intangible assets at September 30, 2010 was as follows (in thousands):

Remainder of 2010	$667
2011	2,185
2012	1,472
2013	1,202
2014	852
2015	695
Thereafter	738

$7,811

6.	Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at September 30, 2010 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$62,462	$33,668	$28,794	$—
Short-term investments	5,683	5,033	650	—

Total assets measured at fair value	$68,145	$38,701	$29,444	$—

Liabilities:
Accrued contingent consideration	$1,887	$—	$—	$1,887

Total liabilities measured at fair value	$1,887	$—	$—	$1,887

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs and value drivers. A liability of $1,383,000 was initially recognized as an estimate of the acquisition date fair value of the contingent consideration for the acquisitions of Datapresse and BDL Media. At September 30, 2010, contingent consideration for Datapresse of $607,000 is based upon the achievement of revenue targets and earnings before interest and taxes for the twelve month period ending April 30, 2011. At September 30, 2010, contingent consideration for BDL Media of $1,280,000 is based upon expected revenue in 2010 and 2011. The Company estimated the fair value of the contingent consideration at the acquisition date and at September 30, 2010 using expected future cash flows based on several scenarios over the period in which the obligation is expected to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. At September 30, 2010, contingent consideration of $1,303,000 and $584,000 was included in accrued expenses and other liabilities in the consolidated balance sheet, respectively.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The changes in the fair value of the Company’s acquisition related contingent consideration for the nine months ended September 30, 2010, were as follows (in thousands):

Balance as of January 1, 2010	$—
Acquisition date fair value measurement	1,383
Adjustments to fair value measurement	481
Effects of foreign currency translation	23

Balance as of September 30, 2010	$1,887

7.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. During the nine months ended September 30, 2009 and 2010, the Company purchased an aggregate of 224,192 and 831,773 shares of its common stock for $3,500,000 and $12,203,000, respectively. During the nine months ended September 30, 2009 and 2010, the Company also repurchased 41,212 and 86,908 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $631,000 and $1,300,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

8.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Cost of revenues	$398	$318	$1,141	$1,248
Sales and marketing	1,025	954	2,874	2,368
Research and development	256	363	727	1,154
General and administration	1,696	1,649	4,870	4,787

Total	$3,375	$3,284	$9,612	$9,557

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock options awards granted during the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Stock price volatility	62%	58%	62%	59%
Expected term (years)	6.3	6.3	6.2	6.3
Risk-free interest rate	2.8%	1.9%	2.5%	2.6%
Dividend yield	0%	0%	0%	0%

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The summary of stock option activity for the nine months ended September 30, 2010 is as follows:

	Number of	Weighted-		Aggregate
	Shares	Average	Weighted-	Intrinsic
	Underlying	Exercise	Average	Value as of
	Stock	Price per	Contractual	September 30,
	Options	Share	Term	2010
				(In thousands)

Balance outstanding at January 1, 2010	2,134,979	$14.35
Granted	653,401	14.81
Exercised	(48,564)	7.95
Forfeited or cancelled	(19,791)	18.55

Balance outstanding at September 30, 2010	2,720,025	$14.54	6.7	$11,814

Options vested and expected to vest at September 30, 2010	2,652,882	$14.51	6.6	$11,624

Exercisable at September 30, 2010	1,743,717	$13.54	5.7	$9,344

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2009 and 2010 was $10.07 and $8.48, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2009 and 2010 was $10.17 and $8.56, respectively. The fair value of stock options that vested during the three months ended September 30, 2009 and 2010 was $498,000 and $596,000, respectively. The fair value of options that vested during the nine months ended September 30, 2009 and 2010 was $4,240,000 and $3,013,000, respectively. As of September 30, 2010, $6.1 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2009 and 2010 was $123,000 and $256,000, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2010 was $1,514,000 and $408,000 respectively.

Restricted Stock Awards

The summary of restricted stock award activity for the nine months ended September 30, 2010 is as follows:

Number of Shares
Underlying
Stock Awards

Balance nonvested at January 1, 2010	1,229,358
Awarded	577,451
Vested	(363,443)
Forfeited	(36,250)

Balance nonvested at September 30, 2010	1,407,116

The weighted-average grant date fair value of restricted stock awards granted during the three months ended September 30, 2009 was $16.86. The Company did not grant restricted stock awards during the three months ended

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

September 30, 2010. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2009 and 2010 was $16.68 and $14.68, respectively.

As of September 30, 2010, $19.2 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.4 years.

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

We sell access to our on-demand software primarily through our direct sales channel. As of September 30, 2010, we had 7,752 active subscription customers, including 1,900 customers obtained through our acquisition of Datapresse in April 2010, from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

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

On April 16, 2010, we acquired all of the outstanding shares of capital stock of Datapresse, a provider of media content and on-demand public relations software in France. The purchase consideration at the acquisition date consisted of approximately $9.7 million in cash paid at closing and contingent cash consideration for the achievement of certain financial performance metrics. We recorded approximately $4.7 million in identifiable intangible assets and $6.0 million of goodwill at the acquisition date. The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations, and the operating results of Datapresse are included in our consolidated financial statements from the date of acquisition.

On April 16, 2010, we acquired all of the outstanding shares of capital stock of BDL Media, a provider of on-demand public relations software and services in China. The purchase consideration at the acquisition date consisted of approximately $557,000 in cash paid at closing and $811,000 of contingent cash consideration, and we recorded approximately $275,000 of identifiable intangible assets and $2.4 million of goodwill. The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, and the operating results of BDL Media are included in our consolidated financial statements from the date of acquisition.

On June 9, 2010, we acquired certain assets and liabilities of HARO, a provider of online services that links reporters and bloggers with small businesses and public relations professionals, for approximately $1.6 million in cash. We recorded approximately $660,000 of identifiable intangible assets and $950,000 of goodwill at the acquisition date. The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, and the operating results of HARO are included in our consolidated financial statements from the date of acquisition.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content and content acquired from third parties and to continue to enhance our proprietary information database and news on-demand service. We expect that in the remainder of 2010, cost of revenues will increase in absolute dollars and as a percentage of revenues.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense, representing 51% of our revenues for the nine months ended September 30, 2010. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, promotional events, webinars and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

As our revenues increase, we plan to invest in sales and marketing by increasing the number of sales and marketing personnel to add new customers, increase sales to our existing customers and increase sales of our online press release distribution services. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in the remainder of 2010, sales and marketing expenses will increase in absolute dollars and as a percentage of revenues.

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand software. Because of our hosted, on-demand model, we are able to provide all of our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the remainder of 2010, research and development expenses will increase in absolute dollars but will remain flat as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related transaction costs, facilities rent, other corporate expenses and allocated overhead. We expect that in the remainder of 2010, general and administrative expenses will increase in absolute dollars but decrease slightly as a percentage of revenues.

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

Business Combinations.  We have completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. Definite-lived intangible assets consist of acquired customer relationships, trade names, agreements not-to-compete and purchased technology. Definite-lived intangible assets are amortized either on a straight-line or accelerated basis over their estimated useful lives ranging from two to seven years. Accounting for these acquisitions requires us to make determinations about the fair value of assets acquired, useful lives for definite-lived tangible and intangible assets, and liabilities assumed that involve estimates and judgments.

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

We assess the impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no events or changes in circumstances through September 30, 2010 indicating that an interim assessment was necessary for goodwill or long-lived assets.

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

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Our estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. In connection with our acquisitions, we identified an uncertain tax position, and as a result, recorded $1.2 million in other liabilities in the consolidated balance sheet at September 30, 2010. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2009.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2010	2009	2010

Revenues	100%	100%	100%	100%
Cost of revenues	18	20	19	20

Gross profit	82	80	81	80
Operating expenses:
Sales and marketing	48	50	48	51
Research and development	6	6	6	6
General and administrative	25	25	24	25
Amortization of intangible assets	2	3	2	2

Total operating expenses	81	84	80	84
Income (loss) from operations	1	(4)	1	(4)
Other income, net	—	—	1	—

Income (loss) before provision (benefit) for income taxes	1	(4)	2	(4)
Provision (benefit) for income taxes	3	(1)	4	1

Net loss	(2)%	(3)%	(2)%	(5)%

Three Months Ended September 30, 2010 and 2009

Revenues.  Revenues for the three months ended September 30, 2010 were $24.7 million, an increase of $3.7 million, or 17%, over revenues of $21.0 million for the comparable period in 2009. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 7,752 as of September 30, 2010 from 4,001 as of September 30, 2009. The increase in active subscription customers was the result of our acquisitions and additional sales personnel focused on acquiring new customers and renewing existing customers. We acquired approximately 1,900 active subscription customers from the acquisition of Datapresse. Revenue growth from the increase in active subscription customers was $3.1 million. Total deferred revenue as of September 30, 2010 was $47.6 million, representing an increase of $8.0 million, or 20%, over total deferred revenue of $39.6 million as of September 30, 2009. We acquired approximately $1.8 million of deferred revenue from the acquisition of Datapresse.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2010 was $4.9 million, an increase of $1.0 million, or 27%, over cost of revenues of $3.9 million for the comparable period in 2009. The increase in cost of revenues was primarily due to an increase of $375,000 in employee-related costs from additional personnel, $112,000 in hosting infrastructure costs, $216,000 in amortization and depreciation primarily related to our 2010 business acquisitions and the launch of our social media product in the three months ended September 30, 2010. We had 202 full-time employee equivalents in our professional and other support services group at September 30, 2010 compared to 143 full-time employee equivalents at September 30, 2009.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended September 30, 2010 were $12.3 million, an increase of $2.1 million, or 21%, over sales and marketing expenses of $10.2 million for the comparable period in 2009. The increase in sales and marketing was primarily due to an increase of $1.1 million in employee-related costs from additional personnel, $554,000 in sales commissions and incentive compensation and $250,000 in marketing program costs primarily to increase awareness and attract customers to our online press release services. We had 330 full-time employee equivalents in sales and marketing at September 30, 2010 compared to 254 full-time employee equivalents at September 30, 2009.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2010 were $1.6 million, an increase of $411,000, or 36%, over research and development expenses of $1.2 million for the comparable period in 2009. The increase in research and development was primarily due to an increase of $132,000 in employee-related costs from additional personnel and $107,000 in stock-based compensation. We had 43 full-time employee equivalents in research and development at September 30, 2010 compared to 29 full-time employee equivalents at September 30, 2009.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2010 were $6.2 million, an increase of $1.0 million, or 20%, over general and administrative expenses of $5.2 million for the comparable period in 2009. The increase in general and administrative expenses was primarily due to an increase of $306,000 in employee-related costs from additional personnel and $481,000 of expense related to the fair value adjustment for contingent consideration in the acquisitions of Datapresse and BDL Media in the three months ended September 30, 2010. We had 65 full-time employee equivalents in our general and administrative group at September 30, 2010 compared to 49 full-time employee equivalents at September 30, 2009.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended September 30, 2010 was $620,000, an increase of $144,000, or 30%, compared to $476,000 for the comparable period in 2009. The increase in amortization is primarily attributable to the intangible assets related to the acquisitions of businesses in the second quarter of 2010.

Other Income (Expense).  Other expense for the three months ended September 30, 2010 was $42,000, which is consistent with the comparable period in 2009.

Provision (benefit) for Income Taxes.  The benefit from income taxes for the three months ended September 30, 2010 was $173,000, which reflects our actual income tax for the period rather than our estimated annual effective tax rate for 2010, as we could not reliably estimate such rate. The provision for income taxes for the three months ended September 30, 2009 was $584,000, which reflected our estimated annual effective tax rate for the year. Our effective tax rate for each period differs from the U.S. Federal statutory rate primarily due to certain non-deductible expenses, including stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes.

Nine Months Ended September 30, 2010 and 2009

Revenues.  Revenues for the nine months ended September 30, 2010 were $70.8 million, an increase of $8.3 million, or 13%, over revenues of $62.5 million for the comparable period in 2009. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 7,752 as of September 30, 2010 from 4,001 as of September 30, 2009. The increase in active subscription customers was the result of our acquisitions and additional sales personnel focused on acquiring new customers and renewing existing customers. We acquired approximately 1,900 active subscription customers from the acquisition of Datapresse. Revenue growth from the increase in active subscription customers was $5.9 million. Total deferred revenue as of September 30, 2010 was $47.6 million, representing an increase of $8.0 million, or 20%, over total deferred revenue of $39.6 million as of September 30, 2009. We acquired approximately $1.8 million of deferred revenue from the acquisition of Datapresse.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2010 was $14.1 million, an increase of $2.5 million, or 21%, over cost of revenues of $11.6 million for the comparable period in 2009. The increase in cost of revenues was primarily due to an increase of $729,000 in employee-related costs, $230,000 in third-party license and royalty fees, $205,000 in hosting infrastructure costs and $241,000 in amortization and depreciation primarily related to our 2010 business acquisitions and the launch of our social media product in the three months ended September 30, 2010. We had 202 full-time employee equivalents in our professional and other support services group at September 30, 2010 compared to 143 full-time employee equivalents at September 30, 2009.

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2010 were $36.2 million, an increase of $6.3 million, or 21%, over sales and marketing expenses of $29.9 million for the comparable period in 2009. The increase was primarily due to an increase of $3.1 million in employee-related costs from additional personnel, $1.7 million in sales commissions and incentive compensation and $1.6 million in marketing program costs primarily to increase awareness and attract customers to our online press release services. We had 330 full-time employee equivalents in sales and marketing at September 30, 2010 compared to 254 full-time employee equivalents at September 30, 2009.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2010 were $4.2 million, an increase of $771,000, or 22%, over research and development expenses of $3.4 million for the comparable period in 2009. The increase in research and development was primarily due to an increase of $270,000 in employee-related costs from additional personnel and $427,000 in stock-based compensation. For the nine months ended September 30, 2010, we capitalized $414,000 of employee-related costs for internally developed software. For the nine months ended September 30, 2009, we capitalized $142,000 of employee-related costs for internally developed software. We had 43 full-time employee equivalents in research and development at September 30, 2010 compared to 29 full-time employee equivalents at September 30, 2009.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2010 were $17.3 million, an increase of $1.9 million, or 12%, over general and administrative expenses of $15.4 million for the comparable period in 2009. The increase in general and administrative expenses was primarily due to an increase of $639,000 in employee-related costs, $840,000 in professional fees primarily for acquisition related costs, $481,000 of expense related to the fair value adjustment of contingent consideration for the acquisitions of Datapresse and BDL Media and $241,000 in rents and facility costs relating primarily to our 2010 business acquisitions and expansion of our offices. We had 65 full-time employee equivalents in our general and administrative group at September 30, 2010 compared to 49 full-time employee equivalents at September 30, 2009.

Amortization of Intangible Assets.  Amortization of intangible assets for the nine months ended September 30, 2010 was $1.7 million, an increase of $226,000, or 16%, compared to $1.5 million, for the comparable period in 2009. The increase in amortization is primarily attributable to the intangible assets related to the acquisitions of businesses in the nine months ended September 30, 2010.

Other Income (Expense).  Other income for the nine months ended September 30, 2010 was $100,000, a decrease of $259,000, or 72%, compared to other income of $359,000 for the comparable period in 2009. The continued decline in interest yields for fixed income securities resulted in decreased interest income.

Provision for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2010 was $676,000 which reflects our actual income tax for the period rather than our estimated annual effective tax rate for 2010, as we could not reliably estimate such rate. The provision for income taxes for the nine months ended September 30, 2009 of $2.2 million reflected our estimated annual effective tax rate for the year. Our effective tax rate for each period differs from the U.S. Federal statutory rate primarily due to certain non-deductible expenses, including stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes.

Liquidity and Capital Resources

At September 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $87.5 million, investments totaling $5.7 million and net accounts receivable of $13.6 million.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $12.0 million reflecting a net loss of $3.3 million, non-cash charges for depreciation and amortization charges of $3.2 million and stock-based compensation expense of $9.6 million. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Net cash provided in investing activities for the nine months ended September 30, 2010 was $2.4 million, which primarily resulted from proceeds received from net maturities of investments of $13.2 million, offset by the acquisitions of businesses of $8.9 million and investments in property, equipment and software of $1.8 million.

Net cash used in financing activities for the nine months ended September 30, 2010 was $12.7 million, which primarily resulted from our purchase of 918,681 shares of our common stock at an aggregate cost of $13.5 million.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

On March 30, 2010, we signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. We will be relocating our corporate headquarters to the leased premises. The lease term commences on the date on which the landlord delivers the premises to us, which is anticipated to be in the second quarter of 2011. The base annual rent will initially be $15.35 per square foot and will increase on each anniversary by 2.7%. Rental payments will begin on April 1, 2011. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business model continues to evolve, and is therefore subject to additional risk and uncertainty. For example, through our acquisition of PRWeb International, Inc. in August 2006, we began providing online press release distribution services. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of these services. Unlike our historical, subscription-based model, we recognize revenue from our online news distribution services on a per transaction basis when our customers’ press releases are made available to the public. Since our transaction revenue is not derived from subscription agreements, the amount of transaction revenue we recognize in any period could fluctuate significantly from prior periods, which could adversely affect our financial condition and results of operations.

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

One of our business strategies is to selectively acquire companies which would either expand our solutions’ functionality, provide access to new customers or markets, or both. Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from subscription customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

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

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases of our common stock during the three months ended September 30, 2010, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Maximum
			Total Number of	Dollar Value of
			Shares	Shares
	Total Number	Average Price	Purchased as	That May Yet be
	of Shares	Paid per	Part of Publicly	Purchased
	Purchased	Share	Announced Plan	Under the Plan

July 1 — July 31
Share repurchase program(1)	—	—	—	$11,987,976
Employee transactions(2)	—	—	—	N/A
August 1 — August 31
Share repurchase program(1)	312,049	$14.50	312,049	$7,462,132
Employee transactions(2)	—	—	—	N/A
September 1 — September 30
Share repurchase program(1)	42,438	$15.67	42,438	$6,797,116
Employee transactions(2)	—	—	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. There is no expiration date specified for the program.

(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and
Chief Financial Officer

Date: November 9, 2010

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