Form 10-K
period 2010-12-31
Vocus, Inc.
filed 2011-03-16
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant (17,789,104 shares) based on the $15.28 closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2010, was approximately $271,817,509. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2011, there were 19,307,331 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a leading provider of cloud-based software for public relations management. In an age of real-time communication, with an increasing number of media outlets, a rapidly growing volume of news and the emergence of blogs and other social media, traditional approaches to public relations, or PR, are becoming outmoded. Our on-demand software suite helps organizations of all sizes to fundamentally change the way they communicate with both the media and the public, optimizing their public relations and increasing their ability to measure its impact.

With our foundation in PR and online news and content distribution, along with our recent expansion into social media, we are positioned to help organizations of all sizes reach and influence buyers across social networks, online and through the media.

Our cloud-based software addresses the critical functions of public relations including media relations, news distribution, news monitoring and social media. By automating and integrating essential elements of PR functions, our solutions help organizations communicate directly with key reporters and with the public, identify and analyze relevant news stories and manage relationships with the media and other key stakeholders.

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

We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our software. We were an early pioneer in hosted, multi-tenant, on-demand software, launching our first version in 1999. Our on-demand solutions are used by over 30,000 organizations worldwide, including 8,574 active subscription customers as of December 31, 2010. Our solutions are currently available in seven languages.

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

Trends in business communications and the media are directly impacting the practice of PR. Technologies including the Internet, the adoption of search engines and the emergence of social media are forcing dramatic changes in the way people consume and share information. In addition, these technologies are leading to a rapid expansion of media outlets, media channels and news sources including the rapid emergence of new social media channels such as blogs, Facebook and Twitter. As a result, organizations now face broader and more diverse audiences who are informed in real-time by these media, and also face a growing volume of critical business information that needs to be identified, analyzed and managed. An organization can no longer rely on a few relationships with key journalists to achieve the PR objectives of reaching and influencing buyers. As these trends continue, we believe that organizations will face greater challenges to provide a consistent corporate message, gain public support, respond to crisis situations and reach and influence buyers.

Outside of traditional PR agencies, the public relations market is generally underserved, with few solutions to address the PR business process in a comprehensive, integrated and cost effective manner. A number of vendors offer one or more software products that each address a single problem or process within PR, such as contact management, news monitoring, news distribution or analytics. Other than these discrete, stand-alone solutions, PR processes are generally performed by internal departments or designated staff either manually or with generic desktop software. In addition, while organizations may purchase a variety of these stand-alone products and services, the resulting combination is usually more expensive and less efficient than an integrated software suite that addresses the complete PR life-cycle.

Public Relations and the Cloud-Based Software Market

Information technology has created opportunities to deliver software applications directly to users over the Internet in a subscription-based, software-as-a-service business model. This model is made possible by the proliferation of high-speed, broadband Internet connectivity, open standards for application integration and advances in network availability and security. Cloud-based software is generally delivered over the Internet via a secure, multi-tenant, scalable application and system architecture, which allows the provider to concurrently serve a large number of customers and to efficiently distribute the workload across a network of servers. For the user, cloud-based software eliminates the need for expensive hardware, software and internal information technology, or IT, support. In addition, the hosted architecture helps ensure that the software and vendor-supplied content is kept current and secure without user involvement. Additional benefits include rapid deployment and training for new applications, resulting in faster product adoption and increased productivity. This typically results in a lower total cost of ownership and an increased return on investment. The cloud-based model also provides operational efficiencies for the software provider in the areas of development and customer support. Traditional enterprise software vendors must develop, maintain and support multiple versions of their software on multiple hardware, operating system and database platforms. Cloud-based software vendors, by contrast, generally support and maintain a single version of software across all customers that is developed, maintained and supported on a single technology platform. This typically results in lower development and support costs, and allows the vendor to more rapidly develop and release new versions of the software and more efficiently support existing customers.

The characteristics of the PR market make it well-suited for the cloud-based software business model. As news distribution and communication services continue to move from manual, paper-based systems to automated digital services, the Internet and the cloud-based software model provide an efficient and collaborative platform for PR professionals to access, manage and share information and resources. The simple user interface and rapid deployment of web-based software make it ideally suited for users with little or no technology background. Cloud-based software provides a dedicated, modern and sophisticated technology infrastructure to PR departments that would otherwise typically receive limited internal IT resources. Finally, in contrast to sensitive customer or financial data, organizations are generally comfortable with PR content residing on an external hosted platform. Currently, the customer-specific information we store includes PR collateral pieces, notes regarding customers’ contacts with journalists and media outlets, journalist contact information and similar data. We protect our customers’ information by requiring the use of user identifications and passwords to access our on-demand software.

Our Solutions

Our cloud-based software provides extensive features and broad functionality that address the critical functions of public relations including media relations, news distribution, news monitoring, and social media.

By automating and integrating essential elements of PR operations, our solutions allow our customers to improve effectiveness, reduce costs and measure results. We deliver our solutions to customers through a suite of on-demand applications that reduces the cost and risk associated with traditional enterprise software deployments. We believe, based upon our market research and analysis, that the use of cloud-based software helps customers reduce risk and increase the predictability of software management costs, as compared to traditional enterprise software.

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

Our comprehensive suite of integrated, cloud-based software modules provides the following key benefits:

•	Improved effectiveness of public relations. Our cloud-based software helps organizations maximize effectiveness through the automation and integration of disconnected processes. Our solutions help organizations manage large amounts of information, deliver consistent and well-executed communications, collaborate among large or geographically dispersed teams and analyze and report on the effectiveness of their PR.

•	Increased productivity of PR functions. Our cloud-based software incorporates features and best practices that automate PR functions to reduce or eliminate manual, paper-based and discrete business activities. Our solutions allow customers to maximize the investment in their PR resources and often lead to a redeployment of PR professionals from repetitive, low-value tasks to high-value strategic initiatives. In addition, we provide capabilities that help our customers significantly reduce the time it takes to monitor, analyze and summarize large volumes of news and other information.

•	Enhanced collaboration. The growth of global brands and large or geographically dispersed PR teams has increased the need for organizations to quickly and easily share critical business information and plan well coordinated communications. Our on-demand solutions provide shared, real-time access to a central repository of information related to media contacts, relationship history, PR activities, news, documents and reporting. We believe that by improving the management, control, retention and sharing of this information, our solutions enable companies to deliver more effective and consistent communications.

•	Lower total cost of ownership. Our cloud-based delivery model enables our customers to achieve significant savings relative to a traditional enterprise software model. Our customers do not spend time installing or maintaining the servers, network and storage equipment, security products, or other infrastructure hardware and software necessary to ensure a scalable and reliable service. In addition, because all upgrades are implemented on our servers the product enhancements automatically become part of our offering, allowing customers to immediately benefit from the upgrade.

•	Rapid deployment and scalability. Our cloud-based software can be deployed rapidly and provisioned easily, without our customers having to make large and risky upfront investments in software, hardware, implementation services and dedicated IT staff. The delivery platform for our software allows it to scale to suit customers’ needs. Additional users with defined privileges can be provisioned with minimal implementation time and new modules, such as analytics & measurement, can be deployed quickly and transparently to existing customers.

Our Strategy

Our objective is to be the global leader of cloud-based software for public relations management. Key elements of our strategy include:

•	Expand our direct sales force. We believe that the public relations market represents a significant opportunity that will allow us to continue our growth for the foreseeable future. We also believe that our recent expansion into social media creates an opportunity for us to expand our on-demand software suite beyond PR into marketing to help organizations reach and influence buyers. We expect organizations will continue to spend and commit substantial resources on the processes that our solutions automate, and that competition is fragmented and specialized. We believe our focus on producing a suite of integrated applications for PR and marketing will allow us to capitalize on this opportunity. As a result, we intend to expand our direct sales force to increase our coverage and penetration in this market.

•	Expand international market presence. We also believe that the public relations market represents a significant global opportunity. We intend to expand our international business, which accounted for approximately 13% of our 2010 revenues. To suit individual markets, our software is currently available in seven languages. We expect to deploy our solutions in additional languages in the future.

•	Penetrate the small business market. We believe the small business market represents a significant opportunity to sell our solutions to over 5 million prospect organizations. We expect these organizations will utilize our news distribution services as a means to communicate directly with customers and to enhance their marketing strategies. We intend to expand our solutions and our direct sales force to increase our coverage and penetration in the small business market.

•	Selectively pursue strategic acquisitions. The fragmented nature of our market provides opportunities for selective acquisitions. We have acquired and integrated several private companies to date, and we will continue to identify and may acquire companies which would either expand our solutions’ functionality, provide access to new customers or markets, or both.

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

We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our cloud-based software.

As a part of our solutions, we provide a proprietary information database of approximately one million journalists, analysts, media outlets, publicity opportunities and other relevant data. Our database contains extensive information about the media, including in-depth journalist profiles, contact schedules, podcast interviews, pitching preferences and other relevant information compiled by our dedicated media research team. Our database is integrated with our suite of on-demand modules that together enable our customers to address the communications life-cycle, from identifying key contacts, to distributing information, to closing the loop with digitized feedback and management analytics. Our cloud-based software for public relations management includes the following key modules:

•	Media Relations. Allows customers easy access to our database of journalists, media outlets and publicity opportunities. Customers can quickly create targeted lists; send messages by email, fax or mail and track meetings, telephone calls and other important activities.

•	News Monitoring. Continuously monitors over 50,000 news sources, including print, broadcast, Internet news sites and key blogs to identify and deliver relevant news coverage to customers based on their individual criteria. News clippings are stored in a searchable database, for easy viewing, printing, sharing and analysis.

•	News Distribution. Allows organizations to increase their online visibility by distributing their news directly to online news sites such as Yahoo! News and directly to the public through millions of daily RSS feeds and other social media tools. Online press releases are optimized for search engines such as Google to help ensure that the press releases are prominently displayed on search results and drive traffic to an organization’s website.

•	Social Media. Continuously monitors major social media sites, such as Facebook and Twitter, to measure trends and to identify and engage with customers and influencers on social networks.

Due to our flexible architecture and modular design, we are able to easily combine these functional capabilities into pre-packaged editions with optional add-on modules, to meet the needs of a wide range of organizations, regardless of their size or specific PR management objectives. Currently we offer our on-demand software suite in the following pre-packaged editions:

•	Small Business Edition. Designed primarily for small organizations and includes news distribution and basic news monitoring capabilities.

•	Standard Edition. Designed primarily for small and mid-sized organizations and includes contact management and basic reporting capabilities.

•	Professional Edition. Designed primarily for mid-sized and large organizations and includes contact management, news management and expanded reporting capabilities.

•	Enterprise Edition. Designed primarily for large organizations. Enterprise Edition is our most fully featured edition and includes all of the functionality of the Professional Edition, along with project management, collateral management, comprehensive reporting and configuration capabilities.

•	Government Relations Edition. Designed to meet an organization’s government relations needs, including communications with public officials and grassroots advocates, compliance reporting and issues and legislation management.

Additional functional capabilities are offered through a variety of add-on modules which include online press releases, email campaigns, analytics & measurement, news monitoring and social media.

Technology, Development and Operations

Technology

We were an early pioneer in hosted, multi-tenant, on-demand software, launching our first version in 1999. Our on-demand software solutions are each built on a single code base that leverages a highly scalable, multi-tenant application written primarily in Visual Basic and C# for the .NET framework. We use commercially available hardware and a combination of proprietary, open source and commercially available software, including Microsoft SQL Server, Microsoft Windows, MySQL and Linux. We have developed proprietary core services such as user session management and full text indexing that are tuned to our specific architecture and environment, allowing us to continually scale our service. We have a seamless environment, in which a user is not bound to a single server but can be routed in the most optimal way to any number of servers.

Our cloud-based software manages all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet.

Every page of our cloud-based software is dynamically rendered for each specific user, including a choice of seven languages. Our customers access our solutions through any web browser without installing any software or downloading Java applets, Microsoft ActiveX, or .NET controls. Performance, functional depth and usability of our solutions drive our technology decisions and product direction.

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

Site Operations

We serve all of our customers from third-party data center facilities in the United States and Europe. These facilities provide a combination of security personnel, photo ID/access cards, biometric hand scanners and sophisticated fire systems. The overall security of each data center (inside and outside) and network operations center are monitored by digital video surveillance cameras 24 hours a day, seven days a week. Additionally, redundant electrical generators and environmental control devices are used to keep servers up and running. We own or lease and operate all of the hardware on which our applications run in the third-party data center facilities.

We continuously monitor the performance of our software-as-a-service. Our site operations team provides system management, maintenance, monitoring and back-up. We use custom, proprietary tools as well as commercially available tools to monitor our solutions. We run tests to ensure adequate response from of our sites. We also monitor site availability and latency from various geographic points around the world.

To facilitate loss recovery, we operate a multi-tiered system configuration with load balanced web server pools, standby database servers and fault tolerant storage devices. Databases are backed up frequently to standby databases and servers, which are designed to provide near real-time fail-over service in the event of a malfunction with a primary database or server. Backups of databases take place nightly and are archived to tape. These tapes are rotated off-site to a separate third-party managed facility. We also maintain a redundant site for our U.S. facility, which would serve as our primary site in the event that a disaster was to render one of the third-party sites inoperable.

Customer Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support group is responsible for new customer implementations and general help desk services, including identifying, analyzing and solving any problems or issues. Support services are available to customers on-site, by telephone, via email and via live chat over the Internet. We also offer basic and advanced training classes either on-site or via the Internet through live or pre-recorded web-based classes. Customer support is available during standard business hours to customers that subscribe to our cloud-based software. We also offer 24/7 support to subscription customers at an additional charge. We have support personnel in Europe to handle support requests from our international customers. Such support is available during standard international business hours.

In addition, we offer 24/7 editorial support to users of our news distribution services. We also offer, for an additional charge, premium editorial services, such as editing and rewriting of press releases to help optimize distribution.

Sales and Marketing

We sell our on-demand solutions through our direct sales organization, indirect sales channels and the Internet. Our direct sales organization is separated into new customer and existing customer base sales groups. In our new customer sales group, we employ telesales personnel to make initial calls to potential customers and to qualify customer leads. We employ inside sales and field sales personnel to close sales with customers. Our existing customer base sales group focuses on renewing customer relationships and expanding those relationships by selling additional users and modules to our customers. We currently have sales offices in the United States, including Maryland and Virginia, and in Europe and Asia.

We also have indirect channel distributors, including resellers, in certain countries in Europe, Asia and Australia. Revenue from our indirect channels was approximately 3% of our total revenue in 2010.

We also use the Internet, partnerships and referral programs as channels to sell our news distribution services. Through our website and our partners’ websites, we attract potential customers and convert them to ongoing paying customers. These services consist of individual press releases submitted primarily by small and mid-size organizations located in the United States. We may create additional websites or enter into additional partnerships to sell similar services to organizations in other countries.

Our marketing strategy is to generate qualified sales leads, build our brand and create market awareness of our cloud-based software for public relations management. Our marketing programs include search engine marketing, email campaigns, direct mail, issuing press releases on a regular basis, using our website to provide product and company information and launching events to publicize our solutions to existing customers and prospects. We also conduct seminars, participate in trade shows and industry conferences, host an annual user conference, publish white papers relating to PR issues and develop customer reference programs, such as customer case studies.

Our Customers

As of December 31, 2010, we had 8,574 active subscription customers in a wide variety of industries, as well as government agencies, not-for-profit organizations and educational institutions. No single end-user customer accounted for more than 1% of our revenue in 2010.

The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We invoice our customers in advance of their annual subscription, with payment terms that require our customers to pay us generally within 30 days of invoice. We had approximately $11.4 million and $10.8 million of these unbilled amounts at December 31, 2009 and 2010, respectively. These amounts may fluctuate from year-to-year depending on varying billing cycles for our subscription agreements, including seasonality in our sales cycle, the timing of renewal agreements and the amount of multi-year subscription agreements. Such fluctuations may not be indicative of our future revenue.

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

We compete with PR solution providers such as Cision, Meltwater, Dow Jones/Factiva and Radian6. These vendors typically provide one or more products that each address a single problem or process within PR. We believe we are able to compete successfully with these vendors due to our comprehensive and integrated offerings and our secure, scalable application and system architecture. In particular, we believe PR departments can, in general, more readily automate and integrate many manual, paper-based and discrete business activities with our cloud-based software than with our competitors’ offerings, thereby improving effectiveness, increasing productivity and lowering total cost of ownership.

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

We compete with news distribution providers such as Business Wire and PR Newswire. These providers offer solutions that are generally more expensive and focused on distributing news to traditional media, such as journalists and reporters. In contrast, our online press release distribution services are less expensive and are focused on distributing news directly to consumers through the Internet. These providers may offer solutions that will compete directly with our news distribution services by expanding their online distribution services.

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

Intellectual Property and Proprietary Content

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks and domain names. Additionally, we have filed U.S. patent applications covering certain of our proprietary technology. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

We currently license content included in our cloud-based software from several providers pursuant to data reseller, data distribution and license agreements with these providers. These agreements provide us with content such as news coverage from print and Internet news sites, as well as contact information for journalists, analysts, public officials, media outlets and publicity opportunities. The licenses for this content are non-exclusive. The agreements vary in length, and generally renew automatically subject to certain cancellation provisions available to the parties. Fees for the content provided are generally either fixed amounts per subscriber or based upon the number of concurrent users at a subscriber. Such fees are generally paid quarterly or monthly. During 2005, we developed our own United States content which replaced a significant portion of our acquired third-party content and began providing our internally-developed content to our customers. In 2008, we developed and began providing to our customers our own content for the United Kingdom and Ireland. In 2010, we acquired a media database through our acquisition of Data Presse SAS and began providing this content to our customers in France. We do not believe that any of our content providers are single source suppliers, the loss of whom would substantially affect our business.

If a claim is asserted that we have infringed the intellectual property of a third-party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third parties may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services.

Employees

As of December 31, 2010, we had 687 full-time and part-time employees. Our employees are not covered under any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers and Key Employees

Our executive officers and key employees and their respective ages and positions as of March 1, 2011 are as follows:

Name	Age	Position

Richard Rudman*	49	Chief Executive Officer, President and Chairman
Stephen Vintz*	42	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
William Wagner*	44	Executive Vice President and Chief Operating Officer
Norman Weissberg*	49	Senior Vice President, North American Sales
Darren Stewart	42	Senior Vice President, Customer Services
Mark Heys	39	Chief Technology Officer
James Bruno	46	Senior Vice President, Corporate Development
You Mon Tsang	45	Senior Vice President, Products

*	Denotes an executive officer

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

Stephen Vintz has served as our Chief Financial Officer and Treasurer since January 2001 and in October 2010 was also named as an Executive Vice President. From November 1996 to January 2001, Mr. Vintz was Vice President of Strategic Planning and Analysis at Snyder Communications, Inc., a marketing services company. Prior to November 1996, Mr. Vintz was a manager at Ernst & Young LLP. Mr. Vintz holds a B.B.A. degree in accounting from Loyola University of Maryland and is a Certified Public Accountant.

William Wagner has served as our Chief Operating Officer and Executive Vice President since October 2010. From July 2006 until September 2010, Mr. Wagner was our Chief Marketing Officer. From January 2000 to June

2006, Mr. Wagner served as Chief Marketing Officer at Fiberlink Communications, a global provider of security and mobility software. From 1989 to 2000, Mr. Wagner held various sales and marketing positions at AT&T. Mr. Wagner serves on the board of directors of M5 Networks, a privately held technology company. Mr. Wagner holds a B.A. degree in history from Lafayette College and an M.B.A. degree from the University of Pennsylvania’s Wharton School of Business.

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

Mark Heys has served as our Chief Technology Officer since February 2008. From December 1998 to until February 2008, Mr. Heys was our Vice President, Development. From February 1996 through November 1998, Mr. Heys served as Development Manager at T4G Limited, a privately held company. Prior to T4G, Mr. Heys was the founder and CEO of Definitive Ideas, a software company focused on Point-of-Sale applications.

James Bruno has served as our Senior Vice President, Corporate Development since May 2010. From June 2009 to May 2010, Mr. Bruno served as Vice President, Sales for Remedi SeniorCare, a provider of institutional pharmacy services. From January 2009 to May 2009, Mr. Bruno worked as an independent consultant. From August 2008 to December 2008, Mr. Bruno served as Senior Vice President, Commercial Operations, North America, for Arpida, a pharmaceutical company. From November 2007 to July 2008, Mr. Bruno worked as an independent consultant. Mr. Bruno served as Vice President, Sales at MiddleBrook Pharmaceuticals from December 2003 to October 2007. From February 2003 to November 2003, Mr. Bruno worked as an Account Manager for Thompson West. From April 2000 to July 2002, Mr. Bruno served as Vice President, International Marketing at MedImmune, a biotechnology company. Mr. Bruno holds a B.S. degree in Marketing from St. Joseph’s University and an M.B.A. degree from Drexel University.

You Mon Tsang has served as our Senior Vice President, Products since December 2010. From March 2006 to December 2010, Mr. Tsang served as Chief Executive Officer of Boxxet, Inc., a content aggregation company, and founded Engine140, a social marketing company, in January 2010. From January 2000 to March 2010, Mr. Tsang served in various positions including as the Chief Executive Officer, Chief Marketing Officer and Chairman, of Biz360, a marketing and communications performance monitoring company. From January 1988 to December 1999, Mr. Tsang held various product management and executive positions at Brio Technology, Milktruck, Traveling Software and Xerox. Mr. Tsang holds a B.A. degree in Urban Studies from Yale University and an M.B.A. degree from the University of California, Berkeley’s Walter A. Haas School of Business.

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of subscriptions sold and press releases distributed in a particular quarter;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in the payment terms for our products and services;

•	the amount and timing of non-recurring charges or expenditures related to expanding our operations;

•	changes in accounting policies or the adoption of new accounting standards, including guidance on revenue arrangements with multiple deliverables;

•	our policy of expensing sales commissions at the time our customers are invoiced for a subscription agreement, while the majority of our revenue is recognized ratably over future periods;

•	changes in the estimates and assumptions used to determine the fair value of contingent consideration associated with our acquisitions;

•	fluctuations in our effective tax rate including changes in the mix of earnings in the various jurisdictions in which we operate, the valuation of deferred tax assets and liabilities and the deductibility of certain expenses and changes in uncertain tax positions;

•	foreign currency exchange rates; and

•	the purchasing and budgeting cycles of our customers.

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

The markets for our cloud-based software and solutions are emerging, which makes it difficult to evaluate our business and future prospects and may increase the risk of your investment.

The market for software specifically designed for public relations is relatively new and emerging, making our business and future prospects difficult to evaluate. Many companies have invested substantial personnel and financial resources in their PR departments, and may be reluctant or unwilling to migrate to cloud-based software and services specifically designed to address the public relations market. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand solutions in general and for on-demand public relations software and services in particular. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market of on-demand public relations management solutions. These challenges, risks and difficulties include the following:

•	generating sufficient revenue to maintain profitability;

•	managing growth in our operations;

•	managing the risks associated with developing new services and modules;

•	attracting and retaining customers; and

•	attracting and retaining key personnel.

We may not be able to successfully address any of these challenges, risks and difficulties, including the other risks related to our business and industry described below. Further, if businesses do not perceive the benefits of our on-demand solutions, then the market may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations.

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

Our business continues to evolve, expanding into new markets and new service areas, and is therefore subject to additional risk and uncertainty. For example, in 2008 we began offering solutions specifically for small businesses, and in June 2010, we began providing social media monitoring services to our customers. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of these services and expansion beyond public relations automation into broader marketing solutions.

As more of our sales efforts are targeted at small business customers that are more substantively affected by economic conditions than the large and medium-size business sectors, economic downturns may cause potential and existing small business customers to fail to purchase our solutions, which could limit our revenue in the future.

We have increased sales of our services to small organizations, including small businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our services. Additionally, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing or public relations, which would negatively affect demand for our solutions, increase customer attrition and adversely affect our business, financial condition and results of operations.

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

Increasing our customer base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue to expand our direct sales force, both domestically and internationally. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding significant increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our existing third-party channel partners if we are unable to maintain or renew such relationships, if any existing third-party channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

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

We rely on third-parties to provide or make available certain data for our information databases, our news monitoring service and our social media monitoring service. These third-parties may not renew agreements to provide content to us or may increase the price they charge for their content. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third-parties. In the event we are unable to use such third-party content or are unable to enter into agreement with third-parties, current subscription customers may not renew their subscription agreements with us, and it may be difficult to acquire new subscription customers.

We depend on search engines for the placement of our customers’ online news releases, and if those search engines change their listings or our relationship with them deteriorates or terminates, our reputation will be harmed and we may lose customers or be unable to attract new customers.

Our news distribution business depends upon the placement of our customers’ online press releases. If search engines on which we rely modify their algorithms or purposefully block our content, then information distributed via our news distribution service may not be displayed or may be displayed less prominently in search results, and as a result we could lose customers or fail to attract new customers and our results of operations could be adversely affected.

We have incurred operating losses in the past and may incur operating losses in the future.

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $300,000 for 2008 and $3.6 million for 2010. Although we had operating income in 2009, we expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

Unanticipated changes in our effective tax rate could adversely affect our future results.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions.

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates, certain non-deductible expenses, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. Changes in our effective tax rate could materially affect our net results.

In addition, we are subject to income tax audits by certain tax jurisdictions throughout the world. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

We also expect that new competitors, such as enterprise software vendors and cloud-based service providers that have traditionally focused on enterprise resource planning or back office applications, will enter the on-demand public relations management market with competing products as the on-demand public relations management market develops and matures. Many of these potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential customers, alliance partners or other third-parties or may combine and consolidate to become more formidable competitors with better resources. It is possible that these new competitors could rapidly acquire significant market share.

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

The market for our on-demand solutions is characterized by changes in customer requirements, changes in protocols and evolving industry standards. If we are unable to enhance or develop new features for our existing solutions or develop acceptable new solutions that keep pace with these changes, our cloud-based software and services may become obsolete, less marketable and less competitive and our business will be harmed. The success of any enhancements, new modules and cloud-based software and services depends on several factors, including timely completion, introduction and market acceptance of our solutions. Failure to produce acceptable new offerings and enhancements may significantly impair our revenue growth and reputation.

If there are interruptions or delays in providing our on-demand solutions due to third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with customers and subject us to liability.

Our solutions reside on hardware that we own or lease and operate. Our hardware is currently located in various third-party data center facilities maintained and operated in the United States and Europe. Our third-party facility providers do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend, in part, on our third-party facility providers’ ability to protect systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangements are terminated, or there is a lapse of service or damage to such third-party facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities and services.

Our disaster recovery computer hardware and systems which are located at a third-party data center facility, have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at our third-party facilities. Any or all of these events could cause our customers to lose access to our on-demand software. In addition, the failure by our third-party facilities to meet our capacity requirements could result in interruptions in such service or impede our ability to scale our operations.

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

One of our business strategies is to selectively acquire companies which either expand our solutions’ functionality, provide access to new customers or markets, or both. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from subscription customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

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

In 2010, we acquired substantially all of the assets of Two Cats and a Cup of Coffee LLC (dba HARO) and Boxxet, Inc. (dba Engine140).

Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. In 2010, we acquired all of the outstanding shares of Data Presse SAS and substantially all of the assets of BDL Media Ltd.

We may be liable to our customers and may lose customers if we provide poor service, if our solutions do not comply with our agreements or if there is a loss of data.

The information in our databases may not be complete or may contain inaccuracies that our customers regard as significant. Our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems or failure by our third-party data center facilities to meet our capacity requirements. In addition, computer viruses and intentional or unintentional acts of our employees may harm our systems causing us to lose data we maintain and supply to our customers or data that our customers input and maintain on our systems, and the transmission of computer viruses could expose us to litigation. Our subscription agreements generally give our customers the right to terminate their agreements for cause if we materially breach our obligations. Any failures in the services that we supply or the loss of any of our customers’ data that we cannot rectify in a certain time period may give our customers the right to terminate their agreements with us and could subject us to liability. As a result, we may also be required to spend substantial amounts to defend lawsuits and pay any resulting damage awards. In addition to potential liability, if we supply inaccurate data or experience interruptions in our ability to supply data, our reputation could be harmed and we could lose customers.

Moreover, because our solutions are cloud-based, the amount of data that we store for our customers on our servers is ever-increasing. Any systems failure or compromise of our security that results in the release of our customers’ data could seriously limit the adoption of our solutions and harm our reputation causing our business to suffer.

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

Our cloud-based software may contain undetected errors or defects that may result in product failures or otherwise cause our solutions to fail to perform in accordance with customer expectations. Because our customers use our solutions for important aspects of their business, any errors or defects in, or other performance problems with, our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales or our existing subscription customers could elect to not renew. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our solutions fail to perform or contain a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for our solutions’ failure or defect. We do not currently maintain any warranty reserves.

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

Our news distribution service is a trusted information source. To the extent we were to distribute an inaccurate or fraudulent press release or our customers used our services to transmit negative messages or website links to harmful applications, our reputation could be harmed, even though we are not responsible for the content distributed via our services.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solution and adversely affect our business.

We provide contact information to our customers and our customers can use our service to store contact and other personal or identifying information regarding their marketing and public relations contacts. Federal, state and foreign government agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from individuals. Other proposed legislation could, if enacted, prohibit or limit the use of certain technologies that track individuals’ activities on web pages, in emails or on the Internet. In addition to government activity, privacy advocacy groups and the technology and marketing industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us or our customers which could reduce demand for our solutions.

The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and to the businesses of our customers may reduce demand for our solutions, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws and could negatively impact our ability to effectively market our solutions. Even the perception of privacy concerns, whether or not valid, could cause our business to suffer.

Changes in laws and/or regulations related to the Internet or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium and the use of email and social media for marketing or other consumer communications. In addition, certain government agencies or private organizations have begun to impose taxes, fees or other charges for accessing the Internet or for sending commercial email. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based services such as ours and reduce the demand for our products.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2005 and December 31, 2010, the number of our full-time equivalent employees increased from 146 to 655. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 11% of our 2010 revenues, and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

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

Economic downturns, which have resulted in declines in corporate spending, decreases in consumer confidence and tightening in the credit markets, may adversely affect our financial condition and the financial condition and liquidity of our customers and suppliers. Among other things, these economic and market conditions may result in:

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	seasonality of our business cycle;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the on-demand software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors including new product or service introductions;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	economic conditions including a slowdown in economic growth and uncertainty in equity and credit markets; and

•	general political conditions such as acts of war or terrorism.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Lanham, Maryland, where we lease approximately 57,300 square feet under three agreements that expire in 2011 at which time we will relocate to a new location in Beltsville, Maryland, where we will lease approximately 93,000 square feet under an agreement that expires in 2023. Our content research division is located in College Park, Maryland where we lease approximately 7,300 square feet of space under an agreement that expires in 2020. We also currently occupy several domestic and international sales and service offices in Virginia, Washington, England, France, Morocco and China, where we lease an aggregate of approximately 37,431 square feet under multiple leases, which have terms that expire at various times through 2014.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us; we do not expect that any such liability will have a material adverse effect on our financial condition, operating results or cash flows.

We believe that we have obtained adequate insurance coverage or rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Item 4.	Reserved.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

Fiscal Year Ended December 31, 2009
First Quarter	19.50	11.66
Second Quarter	20.27	13.66
Third Quarter	21.23	14.99
Fourth Quarter	21.65	16.34
Fiscal Year Ended December 31, 2010
First Quarter	18.80	14.09
Second Quarter	18.41	14.41
Third Quarter	18.48	13.56
Fourth Quarter	27.94	17.81

As of March 1, 2011, there were approximately 67 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

In December 2005, we used approximately $6.8 million from the net proceeds received from our initial public offering to repay certain indebtedness. In 2006, we used approximately $20.9 million of the offering proceeds for the acquisition of PRWeb International, Inc. In 2010, we used the remaining net proceeds towards the acquisitions of Datapresse, BDL Media, HARO and Engine140 for approximately $13.9 million.

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the fourth quarter of 2010. In November 2008, our Board of Directors authorized a stock repurchase program for up to $30,000,000 of our shares of common stock. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. During the year ended December 31, 2010, we purchased an aggregate of 831,773 shares of our common stock for $12.2 million under the program. As of March 1, 2011, $6.8 million remained available for purchases under the program.

Performance Graph

The following line graph compares cumulative total stockholder returns for the period December 31, 2005 through December 31, 2010 for (1) our common stock; (2) the Nasdaq Market Index; and (3) the Nasdaq Computer & Data Processing Index. The graph assumes an investment of $100 on December 31, 2005. The calculations of cumulative stockholder return on the Nasdaq National Index and the Nasdaq Computer & Data Processing Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Vocus, Inc.	$100.00	$161.69	$332.34	$175.26	$173.24	$266.22
Nasdaq Composite	100.00	109.52	120.27	71.51	102.89	120.29
Nasdaq Computer and Data Processing Index	100.00	106.15	129.35	68.96	117.79	138.34

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2008, 2009 and 2010, and the consolidated balance sheet data at December 31, 2009 and 2010, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2006 and 2007, and the consolidated balance sheet data at December 31, 2006, 2007 and 2008 are derived from audited financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2006(2)	2007	2008	2009	2010(2)
	(In thousands, except per share data)

Consolidated Statement of Operations:
Revenues	$40,328	$58,076	$77,520	$84,579	$96,760
Cost of revenues(1)	8,293	10,922	14,675	15,461	18,932

Gross profit	32,035	47,154	62,845	69,118	77,828
Operating expenses:(1)
Sales and marketing	18,912	26,548	35,140	41,123	49,620
Research and development	2,896	3,822	4,998	4,675	5,891
General and administrative	9,626	14,743	20,356	21,018	23,587
Amortization of intangible assets	1,705	2,862	2,651	1,926	2,298

Total operating expenses	33,139	47,975	63,145	68,742	81,396
Income (loss) from operations	(1,104)	(821)	(300)	376	(3,568)
Other income (expense):
Interest and other income	1,819	2,541	2,136	485	224
Interest and other expense	(88)	(47)	(27)	(31)	(153)

Total other income (expense)	1,731	2,494	2,109	454	71
Income (loss) before provision (benefit) for income taxes	627	1,673	1,809	830	(3,497)
Provision (benefit) for income taxes	185	674	(5,119)	2,854	178

Net income (loss)	$442	$999	$6,928	$(2,024)	$(3,675)

Net income (loss) per share, basic	$0.03	$0.06	$0.38	$(0.11)	$(0.21)
Net income (loss) per share, diluted	$0.03	$0.05	$0.37	$(0.11)	$(0.21)

(1)	Cost of revenues and operating expenses include stock-based compensation expense from equity awards in the following amounts:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Cost of revenues	$69	$581	$1,262	$1,453	$1,590
Sales and marketing	530	1,498	3,212	3,753	3,253
Research and development	219	548	769	989	1,506
General and administrative	1,042	3,025	5,929	6,697	6,453

Total	$1,860	$5,652	$11,172	$12,892	$12,802

(2)	The consolidated statements of operations include financial results in the relevant periods since the acquisition dates of PRWeb in August 2006, Datapresse and BDL Media in April 2010, HARO in June 2010 and Engine140 in December 2010. See Note 3 to the Consolidated Financial Statements for further discussion of our recent acquisitions.

	December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$29,863	$67,480	$87,187	$104,669	$100,414
Working capital	8,521	42,013	58,427	70,594	60,015
Total assets	74,770	114,243	139,979	159,240	174,497
Total debt	762	335	373	245	344
Total deferred revenue	26,631	34,964	42,854	47,750	56,576
Stockholders’ equity	41,007	71,004	91,408	104,381	104,434

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud-based software for public relations management. Our cloud-based software suite helps organizations of all sizes fundamentally change the way they communicate with both the media and the public, optimizing their public relations and increasing their ability to measure its impact. Our cloud-based software addresses the critical functions of public relations including media relations, news distribution, news monitoring and social media. We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our cloud-based software.

We sell access to our cloud-based software primarily through our direct sales channel. As of December 31, 2010, we had 8,574 active subscription customers, including 1,900 customers obtained from our acquisition of Datapresse in April 2010, from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an active subscription and have not been suspended for non-payment.

We are also a provider of news distribution services. We enable our customers to achieve visibility on the Internet by distributing search engine optimized press releases directly to various news sites and the public. We offer on-demand solutions which allow our customers to widely distribute press releases containing important elements of content-rich media such as images, podcasts and video messages designed to drive Internet traffic to websites and increase brand awareness.

We plan to continue the expansion of our customer base by expanding our direct distribution channels, expanding our international market penetration, penetrating the small business market and selectively pursuing strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and marketing, and expand our domestic and international selling and marketing activities, increase the number of locations where we conduct business and develop our operational and financial systems to manage a growing business. We also intend to seek to identify and acquire companies which would either expand our solution’s functionality, provide access to new customers or markets, or both.

Acquisitions

On April 16, 2010, we acquired all of the outstanding shares of Data Presse SAS (Datapresse), a privately-held provider of cloud-based public relations software in France which expands our presence in Europe. Datapresse’s cloud-based software complements our current suite of on-demand solutions. The purchase consideration consisted of approximately $9.7 million in cash paid at closing and $572,000 of contingent consideration for the achievement of certain financial metrics for the twelve month period ending April 30, 2011. We recorded $4.7 million of identifiable intangible assets and $5.9 million of goodwill. The operating results of Datapresse are included in the accompanying consolidated financial statements from the acquisition date.

On April 16, 2010, we acquired all of the outstanding shares of BDL Media Ltd, Hong Kong (BDL Media), a provider of on-demand public relations software and services in China, for approximately $557,000 in cash and $811,000 of contingent consideration for the achievement of revenue targets in 2010 and 2011. We recorded $275,000 of identifiable intangible assets and $2.4 million of goodwill. In connection with the acquisition, we identified an uncertain tax position, and as a result, we recorded $1.3 million in other liabilities in the consolidated balance sheet at December 31, 2010. The operating results of BDL Media are included in the accompanying consolidated financial statements from the acquisition date. The fair value of the contingent consideration was adjusted as of December 31, 2010 based on actual performance and an updated assessment of future performance. The additional expense of $504,000 was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2010.

We completed acquisitions of Two Cats and a Cup of Coffee, LLC (dba HARO) in June 2010 and Boxxet, Inc. (dba Engine140) in December 2010. The additional acquisitions of HARO and Engine 140, each a privately-held entity, were not material, individually or in the aggregate. The purchase consideration consisted of approximately $2.5 million in cash paid at closing. We recorded approximately $1.2 million of identifiable intangible assets and $1.6 of goodwill. The operating results of each are included in the accompanying consolidated financial statements from the respective acquisition dates.

We incurred total acquisition related costs of approximately $1.1 million for all acquisitions for the year ended December 31, 2010, which are included in general and administrative expenses in the consolidated statements of operations.

In February 2011, we acquired substantially all of the assets and assumed certain liabilities of a division of North Venture Partners, LLC (North Social) for a purchase price of approximately $7.0 million cash paid at closing, plus up to an additional $18.0 million of contingent cash consideration based on the achievement of certain financial milestones within the following 24 months. North Social provides Facebook applications that enable businesses to create, manage and promote their business on Facebook which will broaden our social media solution. The fair value of the consideration paid for this acquisition will be allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from news distribution services. Our subscription agreements contain multiple service elements and deliverables, which generally include use of our cloud-based software, hosting services, content and content updates and customer support and may also include implementation and training services. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We separately invoice our customers in advance of their annual subscription, with payment terms that require our customers to pay us generally within 30 days of invoice. Our subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Our subscription agreements may include amounts that are not yet contractually billable to customers, and any such unbilled amounts are not recorded in deferred revenue until invoiced.

Additionally, we derive revenue on a per-transaction basis from our news distribution services. We generally receive payment in advance of the online distribution of the news release.

Professional services revenue consists primarily of data migration, custom development and training sold separately after the initial subscription agreement. Our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services sold separately from subscription agreements have not been material to our business. During the year ended December 31, 2010, professional services sold separately accounted for less than 1% of our revenues.

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure, press release distribution, acquisition, maintenance and amortization of the information database, amortization of purchased technology from business combinations, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer and office supplies, management information systems and depreciation for computer equipment based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect in 2011, cost of revenues will increase in absolute dollars but will remain flat or decrease slightly as a percentage of revenues.

Sales and Marketing.  Sales and marketing expenses are our largest operating expense. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, promotional events, webinars and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

We plan to continue to invest in sales and marketing to add new customers, increase sales to our existing customers and increase sales of our online news release distribution services. Such investments will include adding sales personnel and expanding our marketing activities to build brand awareness and generate additional sales leads. We expect in 2011, sales and marketing expenses will increase in absolute dollars but will remain flat as a percentage of revenues.

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our cloud-based software. Because of our hosted, on-demand model, we are able to provide our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low expenses as compared to traditional enterprise software business models. We expect that in 2011, research and development expenses will increase in absolute dollars but will remain flat or increase slightly as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related transaction costs, third-party payment processing and credit card fees, facilities rent, other corporate expenses and allocated overhead. We expect that in 2011, general and administrative expenses will increase in absolute dollars but will remain flat as a percentage of revenues.

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

We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements, the following accounting policies involve a greater degree of judgment or complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition.  We recognize revenues when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable. Our subscription agreements generally contain multiple service elements and deliverables. These elements include access to our cloud-based software, hosting services, content and content updates and customer support and may also include implementation and training services. Our subscription agreements do not provide customers the right to take possession of the software at any time. All elements in our multiple element subscription agreements are considered a single unit of accounting, and accordingly, we recognize all associated fees over the subscription period, which is typically one year. We recognize our revenue over the subscription period because the access to our software is the last element delivered to the customer and the predominant element of our agreements. We determined that we do not have objective and reliable evidence of the fair value of the subscription to our cloud-based software. Professional services sold separately from a subscription arrangement are recognized as the services are performed.

We distribute press releases over the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. We recognize revenue on a per-transaction basis when the press releases are made available to the public.

On January 1, 2011, we will adopt the updated authoritative guidance on multiple deliverable revenue arrangements. The new guidance revises the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a hierarchy for determining the best selling price of a deliverable and significantly enhances disclosure requirements for multiple deliverable revenue arrangements. We have evaluated the impact of the adoption of the new guidance and we do not expect the adoption will have a material impact on our consolidated financial condition or results of operations.

Sales Commissions.  Sales commissions are expensed when we invoice a customer under their subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

Stock-Based Compensation.  We recognize compensation expense for equity awards based on the fair value of the award and on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We use the quoted closing market price of our common stock on the grant date to measure the fair value of our restricted stock awards. We use the Black-Scholes option pricing model to measure the fair value of our option awards. We became a public entity in December 2005, and therefore have a limited history of volatility. Accordingly, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The historical volatilities of these entities have not differed significantly from our historical volatility. The expected term of an award is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

Business Combinations.  We have completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. Definite-lived intangible assets consist of acquired customer relationships, trade names, agreements not-to-compete and purchased technology. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. Accounting for these acquisitions requires us to make determinations about the fair value of assets acquired, useful live lives for definite-lived tangible and intangible assets, and liabilities assumed that involve estimates and judgments.

Goodwill and Long-Lived Assets.  Goodwill is not amortized, but rather is assessed for impairment at least annually. Goodwill impairment is evaluated using a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We operate under one reporting unit, and as a result, evaluate goodwill impairment based on the fair value of our Company as a whole.

We use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. The results of our most recent annual assessment performed on November 1, 2010 did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. We also review the carrying amount of our reporting unit to its fair value based on quoted market prices of our common stock, or market capitalization. The market capitalization of the Company exceeded its carrying amount by a substantial margin. No events or circumstances occurred from the date of the assessment through December 31, 2010 that would impact this conclusion.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the year ended December 31, 2008 were not material. There were no impairment charges for long-lived assets for the years ended December 31, 2009 and 2010.

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

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Our estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. In connection with our acquisitions, we identified an uncertain tax position, and as a result, recorded $1.3 million in other liabilities in the consolidated balance sheet at December 31, 2010. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2009.

At December 31, 2009 and 2010, we had approximately $13.1 and $12.3 million in gross deferred tax assets, respectively. During 2008, we concluded that it is more likely than not that we will have future income sufficient to realize certain of our deferred tax assets and we reversed our valuation allowance against our U.S. deferred tax assets. As of December 31, 2009 and 2010, we maintained a full valuation against our foreign deferred tax assets.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2008	2009	2010

Revenues	100%	100%	100%
Cost of revenues	19	18	20

Gross profit	81	82	80
Operating expenses:
Sales and marketing	45	49	51
Research and development	7	6	6
General and administrative	26	25	25
Amortization of intangible assets	3	2	2

Total operating expenses	81	82	84
Income (loss) from operations	—	—	(4)
Other income, net	3	1	—

Income (loss) before provision (benefit) for income taxes	3	1	(4)
Provision (benefit) for income taxes	(6)	3	—

Net income (loss)	9%	(2)%	(4)%

Years Ended December 31, 2010 and 2009

Revenues.  Revenues for 2010 were $96.8 million, an increase of $12.2 million, or 14%, over revenues of $84.6 million for 2009. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 8,574 as of December 31, 2010, including 1,900 from our acquisition of Datapresse, from 4,438 as of December 31, 2009. Total revenue from acquired companies contributed $3.9 million of incremental revenue in 2010. The remaining increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers, excluding revenue from acquired companies, was $8.1 million. Total deferred revenue as of December 31, 2010 was $56.6 million, representing an increase of $8.8 million, or 18%, over total deferred revenue of $47.8 million as of December 31, 2009.

Cost of Revenues.  Cost of revenues for 2010 was $18.9 million, an increase of $3.4 million, or 22%, over cost of revenues of $15.5 million for 2009. The increase in cost of revenues was due to an increase of $1.2 million in employee related costs from additional personnel, $305,000 in third-party license and royalty fees for content, $265,000 in hosting infrastructure costs, $342,000 in amortization and depreciation primarily related to the launch of our social media product and acquired technologies from business combinations and $137,000 in stock-based compensation. We had 208 full-time employee equivalents in our professional and other support services group at December 31, 2010 compared to 146 full-time employee equivalents at December 31, 2009. The increase in our headcount was partially due to our acquisitions in 2010.

Sales and Marketing Expenses.  Sales and marketing expenses for 2010 were $49.6 million, an increase of $8.5 million or 21%, over sales and marketing expenses of $41.1 million for 2009. The increase was primarily due to an increase of $4.1 million in employee related costs from additional personnel, $2.8 million in sales commissions and incentive compensation and $1.4 million in marketing program costs, offset by a decrease of $500,000 in stock-based compensation. We had 334 full-time sales and marketing employee equivalents as of December 31, 2010 compared to 257 full-time employee equivalents as of December 31, 2009. The increase in our headcount was partially due to our acquisitions in 2010.

Research and Development Expenses.  Research and development expenses for 2010 were $5.9 million, an increase of $1.2 million, or 26%, compared to research and development expenses of $4.7 million for 2009. The increase in research and development was primarily due to an increase of $487,000 in employee-related costs from additional personnel and $517,000 in stock-based compensation. For the year ended 2010 and 2009, we capitalized $511,000 and $160,000, respectively of employee-related costs for internally developed software. We had 46 full-time employee equivalents in research and development as of December 31, 2010 compared to 31 full-time employee equivalents at December 31, 2009. The increase in our headcount was partially due to our acquisitions in 2010.

General and Administrative Expenses.  General and administrative expenses for 2010 were $23.6 million, an increase of $2.6 million, or 12%, over general and administrative expenses of $21.0 million for 2009. The increase in general and administrative expenses was primarily due to an increase of $951,000 in employee related costs, $452,000 in incentive compensation, $1.2 million in professional fees primarily for acquisition costs, $548,000 of expense related to the fair value adjustment of contingent consideration for acquisitions, offset by a decrease of $244,000 in stock-based compensation. We had 67 full-time employee equivalents in our general and administrative group at December 31, 2010 compared to 51 full-time employee equivalents at December 31, 2009. The increase in our headcount was partially due to our acquisitions in 2010.

Amortization of Intangible Assets.  Amortization of intangible assets for 2010 was $2.3 million, an increase of $372,000, or 19%, compared to amortization of intangible assets of $1.9 million for 2009. The increase in amortization is primarily attributable to the intangible assets related to the acquisitions of businesses in 2010.

Other Income (Expense).  Other income for 2010 was $71,000, a decrease of $383,000, or 84% compared to $454,000 for 2009. The continued decline in interest rate yields for fixed income securities resulted in decreased interest income.

Provision (Benefit) for Income Taxes.  The provision for income taxes for 2010 was $178,000, a decrease of $2.7 million, or 94% compared to provision for income taxes of $2.9 million for 2009. Our effective tax rate for each period differs from the U.S. Federal statutory rates primarily due to certain non-deductible expenses, including stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes.

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

Sales and Marketing Expenses.  Sales and marketing expenses for 2009 were $41.1 million, an increase of $6.0 million, or 17%, over sales and marketing expenses of $35.1 million for 2008. The increase was primarily due to an increase of $3.0 million in employee related costs from additional personnel, $2.6 million in marketing program costs primarily to increase awareness and attract customers to our online press release services and

$541,000 in stock-based compensation, offset by a decrease of $558,000 in incentive compensation reflecting our relative sales performance against established incentive targets. Our sales and marketing headcount increased by 25% as we hired sales personnel to focus on acquiring new customers and increasing revenues from existing customers and marketing personnel to expand our marketing activities to build brand awareness. We had 257 full-time sales and marketing employee equivalents as of December 31, 2009 compared to 206 full-time employee equivalents as of December 31, 2008.

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

Liquidity and Capital Resources

As of December 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $94.9 million, investments totaling $5.5 million and net accounts receivable totaling $20.8 million. Our cash equivalents and investments primarily consisted of money market funds, commercial paper and government-sponsored agency debt securities.

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2010 was $17.7 million, reflecting a net loss of $3.7 million, non-cash charges for depreciation and amortization of $4.4 million, stock-based compensation of $12.8 million and a net change of $5.3 million in accounts receivable and deferred revenue due to our acquisitions and growth in our subscription agreements invoiced in 2010. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities.  Net cash provided by investing activities for the year ended December 31, 2010 was $451,000, which primarily resulted from proceeds received from net maturities of investments of $13.3 million, offset by the acquisitions of businesses of $9.9 million and investments in property, equipment and software of $3.1 million, including the costs of internally developed software.

Financing Activities.  Net cash used in financing activities for the year ended December 31, 2010 was $8.8 million. In 2010, we purchased 918,681 shares of our common stock at an aggregate cost of $13.5 million and received proceeds from the exercise of stock option awards of $4.2 million.

In February 2011, we acquired substantially all of the assets and assumed certain liabilities of a division of North Ventures Partners LLC (North Social) for a purchase price of approximately $7.0 million cash paid at closing plus up to $18.0 million of contingent cash consideration based on the achievement of certain financial milestones within the following 24 months. See also Note 14 Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

On March 30, 2010, we signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. We will be relocating our corporate headquarters to the leased premises in the second quarter of 2011. The aggregate minimum lease commitment is approximately $21.5 million. In addition, under the terms of the lease, the landlord will reimburse us approximately $6.4 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. In 2011, we anticipate capital expenditures of approximately $3.9 million, net of landlord contributions, specifically for the remaining construction, build-out and furnishing of our corporate headquarters.

As of December 31, 2010, we had a letter of credit outstanding in favor of the landlord of our current corporate headquarters in Lanham, Maryland. The letter of credit renewed annually and expires in April 2011. As of December 31, 2010, the letter of credit remained outstanding; however, no amounts had been drawn against it. The letter of credit is collateralized by a $270,000 certificate of deposit which is maintained at the granting financial institution and matures in May 2011.

In May 2010, we also established a letter of credit in favor of the landlord of the new corporate headquarters in Beltsville, Maryland. The irrevocable letter of credit is in the amount of $714,000. The letter of credit does not require a compensating balance, renews annually and is active through May 2023. In accordance with the terms of the lease agreement, we are permitted to reduce the letter of credit by approximately $119,000 annually for each of the first five years commencing on the first anniversary of the lease year. As of December 31, 2010, the letter of credit remained outstanding; however, no amounts had been drawn against it.

As of December 31, 2010, we had U.S. federal net operating loss carry-forwards of $3.5 million which may be available to offset potential payments of future income tax liabilities and which, if unused, will begin to expire in 2024.

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our current cash, cash equivalents and investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

The following table summarizes our contractual obligations as of December 31, 2010 that requires us to make future cash payments.

	Payments Due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$24,650	$1,933	$4,228	$3,973	$14,516
Contractual commitments	4,902	3,061	1,612	229	—
Long-term debt under note payable	259	94	132	33	—
Interest on long-term debt under note payable	29	14	14	1	—
Capital lease obligations	93	64	25	4	—

Total obligations	$29,933	$5,166	$6,011	$4,240	$14,516

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro, Hong Kong dollar and Chinese yuan. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues denominated in a foreign currency were approximately 7% of our total revenues in the year ended December 31, 2008, 6% of our total revenues in the year ended 2009 and 11% of our total revenues in the year ended 2010. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

Interest Rate Sensitivity

Our cash equivalents and investments consist primarily of money market funds, corporate notes and bonds, government-sponsored agency securities and other debt securities. Our interest income is subject to interest rate risk. For the year ended December 31, 2010 a fluctuation in interest rates of 1 percentage point would change interest income by approximately $1 million.

Our variable rate debt consists of a note payable that bears interest at the Euribor rate plus 1.6%. As of December 31, 2010, outstanding borrowings were approximately $259,000 and therefore, fluctuations in interest rates would not have materially affected our interest expense.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Vocus, Inc.,

We have audited Vocus, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vocus Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vocus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2009 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
March 16, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of December 31, 2009 and 2010;

•	Consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010;

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2009 and 2010;

•	Consolidated statements of cash flows for the years ended December 31, 2008, 2009 and 2010; and

•	Notes to consolidated financial statements.

2. Consolidated Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts.

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

Date: March 16, 2011

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

Signature	Title	Date

/s/ Richard Rudman Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 16, 2011

/s/ Stephen Vintz Stephen Vintz	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ Kevin Burns Kevin Burns	Director	March 16, 2011

/s/ Gary Golding Gary Golding	Director	March 16, 2011

/s/ Gary Greenfield Gary Greenfield	Director	March 16, 2011

/s/ Ronald Kaiser Ronald Kaiser	Director	March 16, 2011

/s/ Robert Lentz Robert Lentz	Director	March 16, 2011

/s/ Richard Moore Richard Moore	Director	March 16, 2011

Vocus, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Vocus, Inc.,

We have audited the accompanying consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocus, Inc. and subsidiaries at December 31, 2009 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vocus Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
March 16, 2011

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2010
	(Dollars in thousands, except per share data)

Current assets:
Cash and cash equivalents	$85,817	$94,918
Short-term investments	17,851	5,496
Accounts receivable, net of allowance for doubtful accounts of $212 and $182 at December 31, 2009 and December 31, 2010, respectively	18,245	20,846
Current portion of deferred income taxes	685	365
Prepaid expenses and other current assets	1,753	3,790

Total current assets	124,351	125,415
Long-term investments	1,001	—
Property, equipment and software, net	4,666	6,183
Intangible assets, net	3,980	7,534
Goodwill	17,090	26,895
Deferred income taxes, net of current portion	7,459	8,314
Other assets	693	156

Total assets	$159,240	$174,497

Current liabilities:
Accounts payable	$1,148	$652
Accrued compensation	2,384	3,375
Accrued expenses	3,239	5,499
Current portion of notes payable and capital lease obligations	197	152
Current portion of deferred revenue	46,789	55,722

Total current liabilities	53,757	65,400
Notes payable and capital lease obligations, net of current portion	48	192
Other liabilities	93	2,552
Deferred income taxes, net of current portion	—	1,065
Deferred revenue, net of current portion	961	854

Total liabilities	54,859	70,063
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and December 31, 2010	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 19,854,585 and 20,374,267 issued at December 31, 2009 and December 31, 2010, respectively; 18,173,444 and 17,982,425 shares outstanding at December 31, 2009 and December 31, 2010, respectively	199	204
Additional paid-in capital	149,279	166,985
Treasury stock, 1,681,141 and 2,391,842 shares at December 31, 2009 and December 31, 2010, respectively, at cost	(14,914)	(28,417)
Accumulated other comprehensive income (loss)	305	(175)
Accumulated deficit	(30,488)	(34,163)

Total stockholders’ equity	104,381	104,434

Total liabilities and stockholders’ equity	$159,240	$174,497

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands, except per share data)

Revenues	$77,520	$84,579	$96,760
Cost of revenues	14,675	15,461	18,932

Gross profit	62,845	69,118	77,828
Operating expenses:
Sales and marketing	35,140	41,123	49,620
Research and development	4,998	4,675	5,891
General and administrative	20,356	21,018	23,587
Amortization of intangible assets	2,651	1,926	2,298

Total operating expenses	63,145	68,742	81,396
Income (loss) from operations	(300)	376	(3,568)
Other income (expense):
Interest and other income	2,136	485	224
Interest and other expense	(27)	(31)	(153)

Total other income (expense)	2,109	454	71
Income (loss) before provision (benefit) for income taxes	1,809	830	(3,497)
Provision (benefit) for income taxes	(5,119)	2,854	178

Net income (loss)	$6,928	$(2,024)	$(3,675)

Net income (loss) per share:
Basic	$0.38	$(0.11)	$(0.21)
Diluted	$0.37	$(0.11)	$(0.21)
Weighted average shares outstanding used in computing per share amounts:
Basic	17,997,123	18,077,616	17,921,238
Diluted	18,958,500	18,077,616	17,921,238

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
	(Dollars in thousands)

Balance at December 31, 2007	18,656,415	$186	$109,553	$(3,283)	$(60)	$(35,392)	$71,004
Issuance of common stock to directors	210	—	6	—	—	—	6
Exercise of stock options	709,490	8	7,218	—	—	—	7,226
Tax benefit from equity awards	—	—	1,951	—	—	—	1,951
Repurchase of 404,960 shares of common stock	—	—	—	(7,500)	—	—	(7,500)
Stock-based compensation	14,751	—	11,169	—	—	—	11,169
Comprehensive income:
Foreign currency translation	—	—	—	—	601	—	601
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	23	—	23
Net income	—	—	—	—	—	6,928	6,928

Total comprehensive income							7,552

Balance at December 31, 2008	19,380,866	194	129,897	(10,783)	564	(28,464)	91,408
Exercise of stock options	264,133	3	2,400	—	—	—	2,403
Vesting of restricted stock awards	209,586	2	(2)	—	—	—	—
Tax benefit from equity awards	—	—	4,088	—	—	—	4,088
Repurchase of 265,404 shares of common stock	—	—	—	(4,131)	—	—	(4,131)
Stock-based compensation	—	—	12,896	—	—	—	12,896
Comprehensive loss:
Foreign currency translation	—	—	—	—	(225)	—	(225)
Net unrealized loss on available for sale securities, net of tax	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	(2,024)	(2,024)

Total comprehensive loss							(2,283)

Balance at December 31, 2009	19,854,585	199	149,279	(14,914)	305	(30,488)	104,381
Exercise of stock options	349,208	3	4,160	—	—	—	4,163
Vesting of restricted stock awards	170,474	2	(2)	—	—	—	—
Tax benefit from equity awards	—	—	681	—	—	—	681
Repurchase of 918,681 shares of common stock	—	—	—	(13,503)	—	—	(13,503)
Stock-based compensation	—	—	12,867	—	—	—	12,867
Comprehensive loss:
Foreign currency translation	—	—	—	—	(474)	—	(474)
Net unrealized loss on available for sale securities, net of tax	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(3,675)	(3,675)

Total comprehensive loss							(4,155)

Balance at December 31, 2010	20,374,267	$204	$166,985	$(28,417)	$(175)	$(34,163)	$104,434

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)

Cash flows from operating activities
Net income (loss)	$6,928	$(2,024)	$(3,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,821	1,658	1,971
Amortization of intangible assets	2,722	1,926	2,440
Loss on disposal of assets	10	3	8
Impairment of long-lived assets	68	—	—
Stock-based compensation	11,172	12,892	12,802
Adjustment to fair value of contingent consideration	—	—	548
Provision for doubtful accounts	237	265	118
Deferred income taxes	(7,154)	(1,631)	(835)
Excess tax benefit from equity awards	(1,951)	(5,048)	(883)
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	(3,642)	(1,730)
Prepaid expenses and other current assets	(1,532)	1,621	(1,270)
Other assets	(145)	(93)	4
Accounts payable	(405)	616	(760)
Accrued compensation	(712)	75	609
Accrued expenses	1,422	4,814	899
Deferred revenue	8,836	4,624	7,043
Other liabilities	(18)	23	441

Net cash provided by operating activities	20,224	16,079	17,730
Cash flows from investing activities
Business acquisitions, net of cash acquired	—	—	(9,851)
Purchases of property, equipment and software	(1,742)	(1,445)	(2,602)
Software development costs	(74)	(156)	(446)
Proceeds from disposal of assets	—	—	5
Purchases of available-for-sale securities	(46,008)	(32,332)	(10,034)
Sales of available-for-sale securities	800	—	—
Maturities of available-for-sale securities	34,437	35,183	23,379

Net cash provided by (used in) investing activities	(12,587)	1,250	451
Cash flows from financing activities
Repurchases of common stock	(7,500)	(4,131)	(13,503)
Proceeds from exercises of stock options	7,226	2,403	4,163
Excess tax benefit from equity awards	1,951	5,048	883
Payments on notes payable and capital lease obligations	(360)	(218)	(317)

Net cash provided by (used in) financing activities	1,317	3,102	(8,774)
Effect of exchange rate changes on cash and cash equivalents	(66)	(43)	(306)

Net increase in cash and cash equivalents	8,888	20,388	9,101
Cash and cash equivalents at beginning of year	56,541	65,429	85,817

Cash and cash equivalents at end of year	$65,429	$85,817	$94,918

Supplemental disclosure of cash flow information:
Cash paid for interest	$29	$31	$39
Cash paid for income taxes	$621	$101	$1,126
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$514	$90	$11

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of cloud-based software for public relations management. The Company’s cloud-based software addresses the critical functions of public relations including media relations, news distribution, news monitoring and social media. The Company is headquartered in Lanham, Maryland with sales and other offices in the United States, Europe, Asia and Morocco.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity dates of three months or less at the time of purchase to be cash equivalents.

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2009 and 2010. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the years ended December 31, 2009 and 2010 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2009 and 2010, the net unrealized gains on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2010.

Fair Value Measurements

The Company measures certain financial assets at fair value pursuant to a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

Software Development and Information Database Costs

The Company incurs software development costs related to its cloud-based software developed for subscription services. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and are amortized using the straight-line method over the estimated useful life of the software, generally two years. All other development costs are expensed as incurred. The Company capitalized the initial costs to acquire and develop its proprietary information database, which consists of media contacts and outlets and other relevant data integrated as part of the Company’s on-demand solutions. These costs are amortized using the straight-line method over the estimated useful lives of nine to thirteen years. Costs to maintain and update the information database are expensed as cost of revenues as incurred. For the years ended December 31, 2008, 2009 and 2010, the Company recorded amortization expense of $428,000, $310,000 and $438,000, respectively.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names, agreements not-to-compete and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the year ended December 31, 2008 were not material. There were no impairment charges for long-lived assets for the years ended December 31, 2009 and 2010.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Business Combinations

The Company has completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. Accounting for these acquisitions requires us to make determinations about the fair value of assets acquired, useful lives for definite-lived tangible and intangible assets, and liabilities assumed that involve estimates and judgments.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. The Company performs its annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. The Company operates under one reporting unit, and as a result, evaluates goodwill impairment based on the fair value of the Company as a whole.

The Company uses an income approach based on discounted cash flows to determine the fair value of its reporting unit. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage the Company’s operations. The results of the Company’s most recent annual assessment performed on November 1, 2010 did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. The Company also reviews the carrying amount of the reporting unit to its fair value based on quoted market prices of the Company’s common stock, or market capitalization. The market capitalization of the Company exceeded its carrying amount by a substantial margin. No events or circumstances occurred from the date of the assessment through December 31, 2010 that would impact this conclusion.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the years ended December 31, 2008, 2009 and 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

on investments classified as available-for-sale securities. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	As of
	December 31,
	2009	2010

Foreign currency translation adjustment	299	(175)
Unrealized net gain on available-for-sale securities, net of tax	6	—

Accumulated other comprehensive income (loss)	$305	$(175)

Revenue Recognition

The Company derives its revenues from subscription arrangements and related services permitting customers to access and utilize the Company’s cloud-based software and from news distribution services. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable.

Subscription agreements generally contain multiple service elements and deliverables. These elements generally include access to the Company’s cloud-based software, hosting services, content and content updates, customer support and may also include implementation and training services. Subscription agreements do not provide customers the right to take possession of the software at any time. The Company considers all elements in its multiple element subscription arrangements as a single unit of accounting and recognizes all associated fees over the subscription period. The Company determined that it does not have objective and reliable evidence of the fair value of the subscription fees; and therefore, accounts for its subscription arrangements and its related service fees as a single unit of accounting. As a result, all revenue from multiple element subscription arrangements is recognized ratably over the term of the subscription. The subscription term commences on the start date specified in the subscription arrangement or the date access to the software is provided to the customer.

The Company distributes news releases over the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. The Company recognizes revenue on a per-transaction basis when the press releases are made available to the public.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2008, 2009 and 2010 were $3,925,000, $4,955,000 and $5,219,000, respectively.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

The Company recognizes compensation expense for its equity awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. The Company uses the quoted closing market price of its common stock on the grant date to measure the fair value of restricted stock awards and the Black-Scholes option pricing model to measure the fair value of stock option awards. The Company became a public entity in December 2005, and therefore has a limited history of volatility. Accordingly, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The historical volatilities of these entities have not differed significantly from the Company’s historical volatility. The expected term of an award is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

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

The Company provides cloud-based software and related services to various customers across several industries. As of December 31, 2009 and 2010, no individual customer accounted for 10% or more of net accounts receivable. For the years ended December 31, 2008, 2009 and 2010, no individual customer accounted for 10% or more of revenue. As of December 31, 2009 and 2010, total assets located outside the United States were approximately 2% and 13%, of total assets, respectively. Revenues from sales to customers outside the United States were approximately 10%, 9%, and 13% of total revenues for the years ended December 31, 2008, 2009 and 2010, respectively.

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

The Company accounts for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information) is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit and disclosed. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2002 to 2009.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income per share until vested. The Company’s outstanding grants of restricted stock do not contain non-forfeitable dividend rights. Diluted net income per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income per share also includes the dilutive effect of nonvested shares of restricted stock. The following summarizes the calculation of basic and diluted net income (loss) per share (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2008	2009	2010

Net income (loss)	$6,928	$(2,024)	$(3,675)
Weighted average shares outstanding, basic	17,997,123	18,077,616	17,921,238
Dilutive effect of:
Options to purchase common stock	961,377	—	—
Nonvested shares of restricted stock	—	—	—

Weighted average shares outstanding, diluted	18,958,500	18,077,616	17,921,238

Net income (loss) per share:
Basic	$0.38	$(0.11)	$(0.21)

Diluted	$0.37	$(0.11)	$(0.21)

For the year ended December 31, 2008, diluted earnings per share excluded 65,540 outstanding stock options because the exercise prices exceeded the average market price of the Company’s common stock during the period and, as a result, the impact of their inclusion would be anti-dilutive. For the year ended December 31, 2008, diluted earnings per share excluded 676,450 nonvested shares of restricted stock, as the impact of their inclusion would be anti-dilutive. For the years ended December 31, 2009 and 2010, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the years ended December 31, 2009 and 2010, diluted earnings per share excluded 2,134,979 and 2,478,923 outstanding stock options, respectively, and 1,229,358 and 1,418,731 nonvested shares of restricted stock, respectively.

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on one segment of its business.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires new disclosures and clarifies existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. The disclosures for the Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In October 2009, the FASB issued updated authoritative guidance on multiple deliverable revenue arrangements. The new guidance revises the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a hierarchy for determining the best selling price of a deliverable and significantly enhances disclosure requirements for multiple deliverable revenue arrangements. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and the Company will adopt the guidance in the first quarter of 2011. The Company has evaluated the impact of the adoption of the new guidance and does not expect the adoption will have a material impact on its consolidated financial position or results of operations.

3.	Business Combinations

The Company completed several acquisitions of privately-held entities during the year ended December 31, 2010. The consolidated financial statements include the operating results of each business from its respective acquisition date. Goodwill for all acquisitions represents factors including expected synergies from combining operations. Goodwill is not amortized but is assessed for impairment in subsequent periods.

On April 16, 2010, the Company acquired all of the outstanding shares of Data Presse SAS (Datapresse), a provider of media content and cloud-based public relations software in France which expanded the Company’s presence in Europe. Datapresse’s cloud-based software complements the Company’s current suite of on-demand solutions. The purchase consideration consisted of cash paid at closing and contingent cash consideration for the achievement of certain financial metrics for the twelve month period ending April 30, 2011. The Company incurred acquisition costs of approximately $747,000 for the year ended December 31, 2010, which are included in general and administrative expenses in the consolidated statements of operations.

The purchase consideration at the acquisition date consisted of the following (in thousands):

Cash consideration	$9,723
Fair value of contingent consideration	572

Total purchase consideration at date of acquisition	$10,295

As of December 31, 2010, the fair value of the contingent consideration was adjusted based on actual performance from the acquisition date through December 31, 2010 and an assessment of the probability of achievement of the remaining performance metrics. Additional expense of $44,000 is included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2010.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The identifiable intangible assets include a trade name, customer relationships and purchased technology and are subject to amortization on a straight-line basis and are being amortized over five to seven years. The Company, with the assistance of a third-party appraiser, assessed the fair value of these assets. The trade name and purchased technology were valued using the relief from royalty method and the customer relationships were valued using a discounted cash flow method. The relief from royalty method assesses the royalty savings an entity realizes since it owns the asset and does not have to pay a license fee to a third-party for its use. These methods require several judgments and assumptions to determine the fair value of the intangible assets including royalty rates, discount rates, customer attrition rates, useful lives of assets and expected levels of cash flows, earnings and revenues. The royalty rates used in the relief from royalty method ranged from 1.5% to 10% based on an analysis of market comparable rates. The discount rate used to estimate future cash flows was approximately 20%. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes.

Goodwill primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Datapresse’s technology with the Company’s technology and operations to provide an expansion of products and market reach in Europe.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The allocation of the purchase price is as follows (in thousands):

	Estimated	Estimated
	Useful Life	Fair Value

Cash and cash equivalents		$2,798
Accounts receivable and other current assets		1,389
Other assets		442
Trade name	5 years	218
Customer relationships	7 years	3,617
Purchased technology	5 years	842
Goodwill		5,941
Accounts payable and accrued liabilities		(1,200)
Notes payable and capital lease obligations		(418)
Deferred income taxes		(1,409)
Deferred revenue		(1,793)
Other liabilities		(132)

Total purchase price		$10,295

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2009 and 2010 assumes that the Datapresse acquisition occurred at January 1, 2009. The unaudited pro forma information combines the historical results for the Company with the historical results for Datapresse for the same period. The following unaudited pro forma information is not intended to be indicative of future operating results (dollars in thousands, except per share data):

	Year Ended December 31,
	2009	2010
	(unaudited)

Pro forma revenue	$89,860	$99,836

Pro forma net loss	$(1,433)	$(2,329)

Pro forma net loss per share:
Basic and diluted	$(0.08)	$(0.13)

The operating results of Datapresse since the acquisition date are included in the consolidated statement of operations for the period ended December 31, 2010. The Company recognized revenue related to Datapresse of $3.1 million and incurred a net loss of $455,000 since the date of the acquisition through December 31, 2010.

The Company completed three additional acquisitions of privately-held entities which were not material individually or in the aggregate.

On April 16, 2010, the Company acquired all of the outstanding shares of BDL Media Ltd, Hong Kong (BDL Media), a provider of cloud-based public relations software and services in China, for approximately $557,000 in cash and $811,000 of contingent consideration for the achievement of revenue targets in 2010 and 2011. The Company recorded approximately $275,000 of identifiable intangible assets and $2.4 million of goodwill that is not deductible for tax purposes. Identifiable intangible assets were valued using the relief from royalty and discounted cash flow methods. In connection with the acquisition, the Company identified an uncertain tax position, and, as a result, recorded $1.3 million in other liabilities in the consolidated balance sheet at December 31, 2010. The fair value of the contingent consideration was adjusted as of December 31, 2010 based on actual performance and an

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

updated assessment of future performance. The additional expense of $504,000 was included in general and administrative expenses in the consolidated statement of operations for year ended December 31, 2010.

On June 9, 2010, the Company acquired certain assets and assumed certain liabilities of Two Cats and a Cup of Coffee, LLC (dba HARO), a provider of online services that link reporters and bloggers with small businesses and public relations professionals, for approximately $1.5 million in cash. The Company recorded approximately $660,000 of identifiable intangible assets and $950,000 of goodwill that is deductible for tax purposes. Identifiable intangible assets were valued using a relief from royalty and discounted cash flow methods.

On December 23, 2010, the Company acquired certain assets and assumed certain liabilities of Boxxet, Inc. (dba Engine140), a provider of social media software services that help organizations build their brands on Twitter by identifying, attracting and engaging influencers for approximately $1.0 million in cash. The Company recorded approximately $500,000 of identifiable intangible assets and $625,000 of goodwill that is deductible for tax purposes. Identifiable intangible assets were valued using a replacement cost method.

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2009 are as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$7,045	$—	$—	$7,045
Commercial paper	37,144	—	—	37,144
Certificates of deposit	2,900	—	—	2,900
Short-term investments:
Commercial paper	6,497	2	—	6,499
Government-sponsored agency debt securities	8,746	5	—	8,751
Certificates of deposit	700	—	—	700
Corporate notes and bonds	1,900	1	—	1,901
Long-term investments:
Government-sponsored agency debt securities	1,000	1	—	1,001

Total	$65,932	$9	$—	$65,941

The components of cash equivalents and investments at December 31, 2010 are as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$23,826	$—	$—	$23,826
Commercial paper	31,294	—	—	31,294
Government-sponsored agency debt securities	5,199	—	—	5,199
Certificates of deposit	2,294	—	—	2,294
Short-term investments:
Government-sponsored agency debt securities	5,497	—	(1)	5,496

Total	$68,110	$—	$(1)	$68,109

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Short-term investments have original maturity dates greater than three months but less than one year. Long-term investments have original maturity dates between one and two years.

5.	Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 31, 2010 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$62,613	$31,319	$31,294	$—
Short-term investments	5,496	5,496	—	—

Total assets measured at fair value	$68,109	$36,815	$31,294	$—

	Total	Level 1	Level 2	Level 3

Liabilities:
Accrued contingent consideration	$1,937	$—	$—	$1,937

Total liabilities measured at fair value	$1,937	$—	$—	$1,937

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. A liability of $1,383,000 was initially recognized as an estimate of the acquisition date fair value of the contingent consideration for the acquisitions of Datapresse and BDL Media. At December 31, 2010, contingent consideration of $602,000 for Datapresse is based upon the expected achievement of revenue growth targets and earnings before interest and taxes for the twelve month period ending April 30, 2011. At December 31, 2010, contingent consideration for BDL Media of $1,335,000 is based upon actual revenue in 2010 and expected revenue in 2011. The Company estimated the fair value of the contingent consideration at the acquisition date and at December 31, 2010 using expected future cash flows based on several scenarios over the period in which the obligation is expected to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. At December 31, 2010, contingent consideration of $1,287,000 and $650,000 was included in accrued expenses and other liabilities in the consolidated balance sheet, respectively.

The changes in the fair value of the Company’s acquisition related contingent consideration for the year ended December 31, 2010, were as follows (in thousands):

Balance as of January 1, 2010	$—
Acquisition date fair value measurement	1,383
Adjustments to fair value measurement	548
Effect of foreign currency translation	6

Balance as of December 31, 2010	$1,937

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Property, Equipment and Software

Property, equipment and software consisted of the following (in thousands):

	December 31,
	2009	2010

Purchased software, computer and office equipment	$5,474	$7,166
Office furniture	1,117	1,188
Leasehold improvements	1,317	1,803
Equipment under capital lease obligations	603	655
Capitalized software development costs	1,025	1,536
Information database costs	2,565	2,565

	12,101	14,913
Less accumulated depreciation and amortization	(7,435)	(8,730)

Property, equipment and software, net	$4,666	$6,183

Depreciation and amortization expense, including depreciation on equipment under capital leases, was $1.8 million, $1.7 million and $2.0 million for the years ended December 31, 2008, 2009 and 2010 respectively.

7.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the year ended December 31, 2010, was as follows (in thousands):

Balance as of January 1, 2010	$17,090
Goodwill acquired	9,957
Effects of foreign currency translation	(152)

Balance as of December 31, 2010	$26,895

Intangible assets at December 31, 2009 consisted of the following (dollars in thousands):

	Weighted-Average	Gross
	Amortization	Carrying		Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	5.0	$3,041	$(2,326)	$715
Trade name	7.0	3,946	(1,920)	2,026
Agreements not-to-compete	5.0	3,913	(2,674)	1,239

Total		$10,900	$(6,920)	$3,980

Intangible assets at December 31, 2010 consisted of the following (dollars in thousands):

	Weighted-Average	Gross
	Amortization	Carrying		Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	6.0	$7,231	$(3,241)	$3,990
Trade names	6.9	4,325	(2,529)	1,796
Agreements not-to-compete	5.0	3,913	(3,456)	457
Purchased technology	3.9	1,431	(140)	1,291

Total		$16,900	$(9,366)	$7,534

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future expected amortization of intangible assets at December 31, 2010 was as follows (dollars in thousands):

2011	$2,421
2012	1,697
2013	1,182
2014	833
2015	679
2016 and thereafter	722

Total	$7,534

8.	Debt

Term Loans and Equipment Line of Credit

The Company had a secured revolving equipment line of credit (the Equipment Line) that provided for borrowings up to $2,000,000 which expired on June 30, 2010. Borrowings were collateralized by the equipment purchased under the Equipment Line. All outstanding amounts were repaid in 2009, and no additional borrowings occurred prior to the expiration of the Equipment Line on June 30, 2010.

Note Payable

The Company assumed a note payable as result of its acquisition of Datapresse. Borrowings bear interest at the three month Euribor plus 1.6% (2.6% at December 31, 2010). Principal and interest payments are due quarterly with the final payment due in June 2014. As of December 31, 2010 outstanding borrowings were $259,000.

Future principal payments under the note payable outstanding at December 31, 2010 are as follows (dollars in thousands):

2011	$94
2012	66
2013	66
2014	33

Total future minimum principal payments	$259

9.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. During the years ended December 31, 2008, 2009 and 2010, the Company purchased an aggregate of 404,960, 224,192 and 831,773 shares of its common stock for $7,500,000, $3,500,000 and $12,203,000, respectively. During the years ended December 31, 2009 and 2010, the Company also purchased 41,212 and 86,908 shares of restricted stock for $631,000 and $1,300,000, respectively, which were withheld from employees to satisfy the minimum statutory tax withholding obligations upon the vesting of their restricted stock awards.

10.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 6,251,883 shares have been reserved for issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Stock options granted under the Plans have a 10-year term and generally vest annually over a four-year period. The Company’s outstanding equity awards include stock option awards and restricted stock awards. At December 31, 2010, 739,666 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan.

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	Year Ended December 31,
	2008	2009	2010

Cost of revenues	$1,262	$1,453	$1,590
Sales and marketing	3,212	3,753	3,253
Research and development	769	989	1,506
General and administration	5,929	6,697	6,453

Total	$11,172	$12,892	$12,802

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010

Stock price volatility	54%	62%	59%
Expected term (years)	6.1	6.2	6.2
Risk-free interest rate	3.0%	2.5%	2.6%
Dividend yield	0%	0%	0%

The summary of stock option activity for the year ended December 31, 2010 is as follows:

					Aggregate
			Weighted-	Weighted-	Intrinsic
			Average	Average	Value as of
	Number of	Range of	Exercise Price per	Contractual	December 31,
	Options	Exercise Prices	Share	Term	2010
					(In thousands)

Balance outstanding at January 1, 2010	2,134,979	$0.30 - $35.98	$14.35
Granted	715,901	14.23 - 26.94	15.85
Exercised	(349,208)	0.30 - 24.00	11.92
Forfeited or cancelled	(22,749)	0.30 - 21.41	18.52

Balance outstanding at December 31, 2010	2,478,923	$2.46 - $35.98	$15.09	6.7	$31,327

Vested and expected to vest at December 31, 2010	2,417,898	$2.46 - $35.98	$15.03	6.6	$30,703

Balance exercisable at December 31, 2010	1,454,822	$2.46 - $35.98	$13.81	5.5	$20,268

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2008, 2009 and 2010 was $15.19, $10.17 and $9.10, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2008, 2009 and 2010 was $5,973,000, $5,355,000 and $3,137,000, respectively. As of December 31, 2010, $6.5 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of the year multiplied by the number of shares that would have been received by the stock option holders had all holders exercised their stock options on the last day of each respective year. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $16,066,000, $2,092,000 and $3,992,000, respectively.

The following details the outstanding stock options at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
	as of	Contractual	Price per	as of	Price per
Range of Exercise Prices	12/31/10	Term	Share	12/31/10	Share

$ 2.46 - $ 7.19	45,569	3.9	$4.66	45,569	$4.66
$ 7.20 - $10.78	683,625	4.9	9.00	683,625	9.00
$10.79 - $14.38	72,500	5.8	13.20	67,500	13.13
$14.39 - $17.99	702,193	9.1	14.95	19,500	16.19
$18.00 - $21.58	829,246	6.1	18.77	581,976	18.76
$21.59 - $35.98	145,790	8.1	27.56	56,652	28.24

	2,478,923	6.7	$15.09	1,454,822	$13.81

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date.

The summary of restricted stock award activity for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted-Average
	Underlying Stock	Grant Date Fair
	Awards	Value

Balance nonvested at January 1, 2010	1,229,358	$20.94
Awarded	609,451	15.32
Vested	(378,454)	21.07
Forfeited	(41,624)	20.63

Balance nonvested at December 31, 2010	1,418,731	$18.50

As of December 31, 2010, $19.2 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.3 years.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

11.	Employee Benefit Plans

The Company sponsors defined-contribution, profit-sharing and other benefit plans in the United States, the United Kingdom and France. Total expenses for the plans for the years ended December 31, 2008, 2009 and 2010 were approximately $355,000, $370,000 and $642,000, respectively.

12.	Income Taxes

For the years ended December 31, 2008, 2009 and 2010, income tax provision (benefit) consisted of the following (in thousands):

	2008	2009	2010

Current expense
Federal	$1,683	$4,020	$580
State	352	657	245
Foreign	—	—	188
Deferred expense (benefit)
Federal	(6,517)	(1,681)	(333)
State	(637)	(142)	(149)
Foreign	—	—	(353)

Total provision (benefit) for income taxes	$(5,119)	$2,854	$178

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate for the years ended December 31, 2008, 2009 and 2010 is as follows:

	2008	2009	2010

Statutory federal tax rate	35%	35%	(35)%
State income taxes, net of benefit	9	29	—
Effect of foreign losses	13	24	—
Non-deductible compensation	30	145	28
Other non-deductible expenses	4	14	11
Effect of uncertain tax positions	—	—	3
Changes in valuation allowance	(374)	97	(2)

	(283)%	344%	5%

The provision for income taxes for the years ended December 31, 2009 and 2010 differed from the expected tax provision computed by applying the U.S. Federal statutory rate to income or loss before income taxes primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, non-deductible compensation, and to a lesser extent, state income taxes and certain other non-deductible expenses.

During 2008, the Company concluded that it was more likely than not that it would not have future taxable income sufficient to realize certain of its deferred tax assets and reversed its valuation allowance against its U.S. deferred tax assets. For the year ended December 31, 2008, the effective tax rate differed from the U.S. Federal statutory rate primarily due to the reversal of the valuation allowance and, to a lesser extent, state income taxes, certain nondeductible expenses and operating losses in foreign jurisdictions for which no tax benefit is currently available. As of December 31, 2009 and 2010, the Company maintained a full valuation against its foreign deferred tax assets.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s deferred tax components consisted of the following (in thousands):

	December 31,
	2009	2010

Deferred tax assets:
NOL carryforwards	$2,728	$1,894
Allowance for doubtful accounts	66	31
Deferred revenue	226	297
Accrued expenses	239	394
Depreciation	303	(282)
Intangible asset amortization	3,339	2,183
Stock-based compensation	5,572	7,359
Other	633	403

Total deferred tax assets	13,106	12,279
Valuation allowance	(2,728)	(1,997)

Net deferred tax assets	10,378	10,282

Deferred tax liabilities:
Capitalized software development	(743)	(510)
Goodwill	(1,487)	(1,910)
Other	(4)	(268)

Total deferred tax liabilities	(2,234)	(2,688)

Net deferred tax asset	$8,144	$7,594

At December 31, 2010, the Company had net operating loss (NOL) carryforwards for federal tax purposes related to excess tax benefits from equity awards of approximately $3.5 million which will begin to expire in 2024. For the year ended December 31, 2010, the loss before income taxes from foreign operations totaled $2.3 million.

The exercise and vesting of equity awards has generated income tax deductions in excess of amounts recorded for financial reporting purposes. In 2008, 2009 and 2010, the Company realized a tax benefit from the utilization of NOLs related to stock-based compensation and the exercise and vesting of equity awards. The Company recorded a tax benefit from equity awards to additional paid-in capital for the years ended December 31, 2008, 2009 and 2010. The Company has elected to use the “with and without” method for recognition of excess tax benefits related to equity awards.

The Company had no material uncertain tax positions or interest and penalties related to uncertain tax positions at December 31, 2009. As of December 31, 2010, included in other liabilities is the estimated liability for the Company’s uncertain tax positions of approximately $1,252,000, including interest and penalties of $691,000. The Company does not believe its unrecognized tax positions will materially change over the next twelve months. The change in unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance as of January 1, 2010	$—
Additions based on tax positions taken in the current year	50
Additions for tax positions of prior years	566

Balance as of December 31, 2010	$616

For the year ended December 31, 2010, the Company recognized $73,000 of interest expense in connection with tax matters which is included in income tax expense.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Commitments and Contingencies

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. Rent expense was $1,364,000, $1,666,000 and $1,699,000 for the years ended December 31, 2008, 2009, and 2010, respectively. The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2015.

On March 30, 2010, the Company signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. The Company will be relocating its corporate headquarters to the leased premises in the second quarter of 2011. The aggregate minimum lease commitment is approximately $21.5 million. In addition, under the terms of the lease, the landlord will reimburse the Company approximately $6.4 million for leasehold improvements which will be recorded as a reduction in rent expense ratably over the terms of the occupancy. As of December 31, 2010 the Company recorded $419,000 of construction in progress in leasehold improvements relating to the tenant allowance.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2010 are as follows (dollars in thousands):

	Operating	Capital
	Leases	Leases

2011	$1,933	$64
2012	2,124	19
2013	2,104	6
2014	2,098	2
2015	1,875	2
2016 and thereafter	14,516	—

Total future minimum payments	$24,650	93

Less amount representing interest		(8)
Less current portion		(58)

Long-term capital lease obligations		$27

Letters of Credit

At December 31, 2010, the Company had a letter of credit outstanding in favor of the landlord of its current corporate headquarters in Lanham, Maryland. The letter of credit renewed annually and expires in April 2011. The letter of credit is collateralized by a $270,000 certificate of deposit which is maintained at the granting financial institution and matures in May 2011. The balance of the certificate of deposit plus accrued interest was included in prepaid and other current assets at December 31, 2010 and in other assets at December 31, 2009 in the accompanying consolidated balance sheets.

In May 2010, the Company also established a letter of credit in favor of the landlord of the new corporate headquarters in Beltsville, Maryland, to which the Company will be relocating to in 2011 upon the expiration of its current headquarters lease. The irrevocable letter of credit is in the amount of $714,000. The letter of credit does not require a compensating balance and is active through May 2023. In accordance with the terms of the lease agreement, the Company is permitted to reduce the letter of credit by approximately $119,000 annually

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

for each of the first five years commencing on the first anniversary of the lease year. As of December 31, 2010, the letter of credit remained outstanding; however, no amounts had been drawn against it.

Purchase Commitments

The Company has entered into various agreements with vendors primarily for the hosting of and content used in its cloud-based software. As of December 31, 2010, minimum required payments in future years under these arrangements are $3,061,000, $1,112,000, $500,000 and $229,000 in 2011, 2012, 2013 and 2014, respectively.

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

14.	Subsequent Events

On February 24, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of a division of North Venture Partners, LLC (North Social) for a purchase price of approximately $7,000,000 cash payable at closing, plus up to an additional $18,000,000 of contingent cash consideration based on the achievement of certain financial milestones within the following 24 months. North Social provides Facebook applications that enable businesses to create, manage and promote their business on Facebook which will broaden the Company’s social media solution. The fair value of the consideration paid for this acquisition will be allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date.

15.	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009	2010	2010	2010	2010

Summary consolidated statement of operations data:
Revenues	$20,411	$21,079	$21,042	$22,047	$22,271	$23,781	$24,701	$26,007
Gross profit	16,504	17,232	17,181	18,201	17,836	19,058	19,795	21,139
Net loss	(478)	(343)	(382)	(821)	(579)	(1,957)	(742)	(397)
Net loss per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.02)	$(0.05)	$(0.03)	$(0.11)	$(0.04)	$(0.02)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	18,026,397	18,051,243	18,092,595	18,138,830	18,062,306	17,955,925	17,836,960	17,833,206

Vocus, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance	Charged to		Balance at
	Beginning of	Costs or		End of
	Period	Expense	Deductions(1)	Period

Allowance for doubtful accounts:
Year ended December 31, 2008	251	224	(181)	294
Year ended December 31, 2009	294	265	(347)	212
Year ended December 31, 2010	212	118	(148)	182

(1)	Includes actual accounts written-off, net of recoveries.

II-1

Index to Exhibits

Exhibit
Numbers		Exhibits

3	.1(6)	Fifth Amended and Restated Certificate of Incorporation.
3	.2(14)	Amended and Restated Bylaws.
4	.1(4)	Specimen common stock certificate.
10	.1(1)	1999 Stock Option Plan.
10	.2(1)	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.
10	.3(5)	2005 Stock Award Plan.
10	.4(10)	Form of Option Agreement for executive officers under Registrant’s 2005 Stock Award Plan.
10	.5(10)	Form of Option Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.
10	.6(1)	Agreement of Lease, dated December 21, 2000, between MOR FORBES LLLP and Registrant as amended.
10	.7(12)	Deed of Lease dated March 30, 2010 between Indian Creek Investors, LLC and Registrant
10	.8(5)	Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors.
10	.9(2)	License Agreement between the Registrant and PR Newswire Association LLC, dated August 1, 2003, as amended.
10	.10(10)	Amended and Restated Agreement between the Registrant and PR Newswire Association, Inc., dated August 1, 2006.
10	.11(3)	OEM License Agreement between the Registrant and Moreover Technologies, Inc., dated March 1, 2006, as amended.
10	.12(7)	Form of Employment Agreement for Richard Rudman and Stephen Vintz, and schedule of details omitted therefrom.
10	.13(7)	Form of Employment Agreement for Norman Weissberg, and schedule of details omitted therefrom.
10	.14(8)	Employment Agreement for William Wagner dated July 17, 2006.
10	.15(8)	Indemnification Agreement for William Wagner dated July 17, 2006.
10	.16(9)	Asset Purchase Agreement, dated August 4, 2006, among the Registrant, Vocus PRW Holdings LLC, PRWeb, LLC and the sole stockholder of PRWeb International, Inc. and sole owner of PRWeb, LLC.
10	.17(13)	Sale and Purchase Agreement dated April 16, 2010 between Registrant and Data Presse SAS.
10	.18(15)	Asset Purchase Agreement between the Registrant and North Venture Partners, LLC dated February 24, 2011.
10	.19(11)	Form of Restricted Stock Agreement for executive officers under Registrant’s 2005 Stock Award Plan.
10	.20(11)	Form of Restricted Stock Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.
10	.21(11)	Summary of board of directors’ compensation.
21	.1*	List of subsidiaries.
23	.1*	Consent of Ernst & Young LLP.
24	.1*	Power of Attorney (included on the signature page to this report).
31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

II-2

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on August 5, 2005.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2006.

(4)	Incorporated by reference to an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on November 9, 2005.

(5)	Incorporated by reference to an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on December 6, 2005.

(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 12, 2005.

(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on July 20, 2006.

(9)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.

(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007.

(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

(12)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 30, 2010.

(13)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.

(14)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.

(15)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2011.

II-3