Form 10-Q
period 2011-03-31
Vocus, Inc.
filed 2011-05-10
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐     No ☑

As of May 2, 2011, 19,994,581 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2010	2011
		(Unaudited)
	(Dollars in thousands, except
	per share data)

Current assets:
Cash and cash equivalents	$94,918	$91,543
Short-term investments	5,496	7,535
Accounts receivable, net of allowance for doubtful accounts of $182 and $213 at December 31, 2010 and March 31, 2011, respectively	20,846	14,365
Current portion of deferred income taxes	365	365
Prepaid expenses and other current assets	3,790	3,098

Total current assets	125,415	116,906
Property, equipment and software, net	6,183	11,747
Intangible assets, net	7,534	7,152
Goodwill	26,278	38,529
Deferred income taxes, net of current portion	8,314	9,475
Other assets	156	841

Total assets	$173,880	$184,650

Current liabilities:
Accounts payable	$652	$747
Accrued compensation	3,375	2,883
Accrued expenses	5,429	10,131
Current portion of notes payable and capital lease obligations	152	162
Current portion of deferred revenue	55,722	55,108

Total current liabilities	65,330	69,031
Notes payable and capital lease obligations, net of current portion	192	257
Other liabilities	2,005	8,785
Deferred income taxes, net of current portion	1,065	1,130
Deferred revenue, net of current portion	854	687

Total liabilities	69,446	79,890
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and March 31, 2011	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 20,374,267 and 20,554,610 shares issued at December 31, 2010 and March 31, 2011, respectively; 17,982,425 and 18,316,605 shares outstanding at December 31, 2010 and March 31, 2011, respectively	204	206
Additional paid-in capital	166,985	171,802
Treasury stock, 2,391,842 and 2,238,005 shares at December 31, 2010 and March 31, 2011, respectively at cost	(28,417)	(31,505)
Accumulated other comprehensive income (loss)	(175)	278
Accumulated deficit	(34,163)	(36,021)

Total stockholders’ equity	104,434	104,760

Total liabilities and stockholders’ equity	$173,880	$184,650

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2011
	(Unaudited)
	(Dollars in thousands, except
	per share data)

Revenues	$22,271	$26,987
Cost of revenues	4,435	5,452

Gross profit	17,836	21,535
Operating expenses:
Sales and marketing	11,403	13,781
Research and development	1,314	2,015
General and administrative	5,199	8,228
Amortization of intangible assets	469	616

Total operating expenses	18,385	24,640
Loss from operations	(549)	(3,105)
Other income (expense):
Interest and other income	68	182
Interest expense	(7)	(16)

Total other income	61	166
Loss before provision (benefit) for income taxes	(488)	(2,939)
Provision (benefit) for income taxes	91	(1,081)

Net loss	$(579)	$(1,858)

Net loss per share:
Basic and diluted	$(0.03)	$(0.10)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	18,062,306	18,145,461

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2011
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(579)	$(1,858)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	354	550
Amortization of intangible assets	469	736
Loss on disposal of assets	1	26
Stock-based compensation	2,902	4,261
Adjustment to fair value of accrued contingent consideration	—	62
Provision for doubtful accounts	64	90
Deferred income taxes	1	(1,160)
Excess tax benefits from equity awards	(91)	—
Changes in operating assets and liabilities:
Accounts receivable	7,292	6,505
Prepaid expenses and other current assets	(425)	745
Other assets	(199)	(4)
Accounts payable	(770)	69
Accrued compensation	74	(519)
Accrued expenses	982	2,462
Deferred revenue	(1,926)	(1,130)
Other liabilities	21	3,005

Net cash provided by operating activities	8,170	13,840
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(6,947)
Purchases of available-for-sale securities	(2,598)	(5,539)
Maturities of available-for-sale securities	8,996	3,498
Purchases of property, equipment and software	(770)	(6,008)
Software development costs	(155)	(40)

Net cash provided by (used in) investing activities	5,473	(15,036)
Cash flows from financing activities:
Repurchases of common stock	(8,309)	(3,088)
Proceeds from the exercise of stock options	19	555
Excess tax benefits from equity awards	91	—
Borrowings on notes payable	—	40
Payments on notes payable and capital lease obligations	(138)	(37)

Net cash used in financing activities	(8,337)	(2,530)
Effect of exchange rate changes on cash and cash equivalents	(50)	351

Net increase (decrease) in cash and cash equivalents	5,256	(3,375)
Cash and cash equivalents, beginning of period	85,817	94,918

Cash and cash equivalents, end of period	$91,073	$91,543

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of cloud-based PR and marketing software for public relations management. The Company’s cloud-based software addresses the critical functions of public relations including media relations, news distribution, news monitoring and social media. The Company is headquartered in Lanham, Maryland with sales and other offices in the United States, Europe, Asia and Morocco.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

Certain changes to prior year balance sheet amounts have been made in accordance with the accounting for business combinations to reflect adjustments made during the measurement period to preliminary amounts recorded for the estimated fair value of acquired net assets of BDL Media Ltd. (BDL Media) on April 16, 2010. Refer to Note 6 for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of Vocus, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents and Investments

The Company considers all highly liquid investments with maturity dates of three months or less at the time of purchase to be cash equivalents.

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2010 and March 31, 2011. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains and losses for the three months ended March 31, 2010 and 2011 were not material. Net unrealized gains and losses on

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2010 and March 31, 2011, the net unrealized losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2011.

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

Business Combinations

The Company has completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The Company uses significant estimates and assumptions, including fair value estimates, as of the acquisition date and refines those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of operations. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three months ended March 31, 2010 and 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. For the three months ended March 31, 2010 and 2011, the comprehensive income (loss) was determined as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2011

Net loss	$(579)	$(1,858)
Other comprehensive income (loss):
Foreign currency translation adjustment	89	455
Unrealized net loss on available-for-sale investments, net of tax	(4)	(2)

Comprehensive income (loss)	$(494)	$(1,405)

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on one segment of its business.

Revenue Recognition

The Company derives its revenues from subscription arrangements and related services permitting customers to access and utilize the Company’s cloud-based software. The Company also derives revenues from news distribution services sold separately from its subscription arrangements. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable.

Subscription agreements generally contain multiple service elements and deliverables. These elements generally include access to the Company’s cloud-based software, hosting services, content and content updates, customer support and may also include news distribution services and professional services. The Company has determined that professional services are not essential to the functionality of the subscription software. Subscription agreements do not provide customers the right to take possession of the software at any time.

Prior to January 1, 2011, the Company determined that it did not have objective and reliable evidence of fair value of the undelivered elements in its arrangements. As a result, the Company considered all elements in its multiple element subscription arrangements as a single unit of accounting and recognized all revenue from its multiple element subscription arrangements ratably over the term of the subscription. The subscription term commences on the earlier of the start date specified in the subscription arrangement or the date access to the software is provided to the customer. Professional services sold separately from a subscription arrangement were recognized as the services were performed. The Company’s subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if the Company materially breaches its obligations under the agreement.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting guidance for multiple-deliverable revenue arrangements to:

•	provide updates on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of each deliverable if it does not have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of selling price.

On January 1, 2011, the Company adopted the provisions of the new accounting guidance for multiple-deliverable revenue arrangements entered into or materially modified on or after January 1, 2011 that contain subscription services sold with news distribution services or professional services on a prospective basis and determined the adoption did not have a material impact on its financial statements. The Company’s separate units of accounting consist of its subscription services, news distribution services and professional services. The Company allocates consideration to each deliverable in multiple element arrangements based on the relative selling prices and recognizes revenue as the respective services are delivered or performed.

The Company established VSOE of selling price for certain of its news distribution services as the selling price for a substantial majority of stand-alone sales falls within a narrow range around the median selling price. The Company determined TPE of selling price is not available for any of its services due to differences in the features and functionality compared to competitor’s products. The Company determined ESP for the remaining deliverables by analyzing factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

The Company also distributes individual news releases to the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. The Company recognizes revenue on a per-transaction basis when the press releases are made available to the public.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses. Additionally, in the three months ended March 31, 2011 the Company recorded a tax benefit related to tax credits related to prior years.

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

For the three months ended March 31, 2010 and 2011, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three months ended March 31, 2010 and 2011, diluted earnings per share excluded 2,704,223 and 2,894,280 outstanding stock options, respectively, and 1,414,788 and 1,334,278 nonvested shares of restricted stock, respectively, as the result would be anti-dilutive.

3.	Business Combinations

On February 24, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. The Company expects that the acquisition of North Social will broaden its social media solution. The purchase price at the acquisition date consisted of approximately $7,000,000 in cash paid and $5,059,000 of contingent cash consideration for the achievement of certain financial milestones within the following 24 months. The contingent consideration could result in future payments of up to $18,000,000. The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. As of March 31, 2011, there were no changes to the estimated fair value of the contingent consideration for North Social.

In connection with the acquisition, the Company deposited $700,000 of the purchase price into an escrow account as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by North Social and its shareholders. The amount is excluded from cash and cash equivalents

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

as the deposit is restricted in nature. As of March 31, 2011, $700,000 is included in other assets in the accompanying consolidated balance sheet.

The Company recorded approximately $101,000 of identifiable intangible assets and $11,880,000 of goodwill that is deductible for tax purposes. Goodwill is primarily attributable to North Social’s knowledge of applications for Facebook and the opportunity to expand into the rapidly growing social media market. The acquisition was accounted for under the purchase method of accounting, and operating results are included in the Company’s consolidated financial statements from the date of acquisition. Transaction costs associated with the acquisition were not material. The acquisition did not have a material impact on results of operations for the three months ended March 31, 2011.

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2010 are as follows (in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$23,826	$—	$—	$23,826
Commercial paper	31,294	—	—	31,294
Government-sponsored agency debt securities	5,199	—	—	5,199
Certificates of deposit	2,294	—	—	2,294
Short-term investments:
Government-sponsored agency debt securities	5,497	—	(1)	5,496

Total	$68,110	$—	$(1)	$68,109

The components of cash equivalents and investments at March 31, 2011 are as follows (in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$11,739	$—	$—	$11,739
Commercial paper	28,973	—	—	28,973
Government-sponsored agency debt securities	3,300	—	—	3,300
Certificates of deposit	2,130	—	—	2,130
Short-term investments:
Government-sponsored agency debt securities	5,590	—	(4)	5,586
Commercial paper	1,948	1	—	1,949

Total	$53,680	$1	$(4)	$53,677

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at March 31, 2011 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$46,142	$17,169	$28,973	$—
Short-term investments	7,535	5,586	1,949	—

Total assets measured at fair value	$53,677	$22,755	$30,922	$—

Liabilities:
Accrued contingent consideration	$7,097	$—	$—	$7,097

Total liabilities measured at fair value	$7,097	$—	$—	$7,097

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisitions of Datapresse and BDL Media in 2010 and North Social in 2011 that is contingent upon the achievement of certain financial and performance milestones. The fair value was estimated using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The change in the estimated fair value of contingent consideration is reported in general and administrative expenses in the consolidated statements of operations. At March 31, 2011, contingent consideration of $3,069,000 and $4,028,000 was included in accrued expenses and other liabilities in the consolidated balance sheet, respectively.

The changes in the fair value of the Company’s acquisition related contingent consideration for the three months ended March 31, 2011, were as follows (in thousands):

Balance as of January 1, 2011	$1,937
Acquisition date fair value measurement	5,059
Adjustments to fair value measurements	62
Effects of foreign currency translation	39

Balance as of March 31, 2011	$7,097

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2011, were as follows (in thousands):

Balance as of January 1, 2011	$26,278
Goodwill acquired in connection with North Social	11,880
Effects of foreign currency translation	371

Balance as of March 31, 2011	$38,529

During the three months ended March 31, 2011, the Company adjusted certain December 31, 2010 balance sheet amounts for revisions to the BDL Media purchase price allocation based on information identified that existed

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

at the acquisition date related to an uncertain tax position identified in connection with the acquisition. The adjustments resulted in decreases to goodwill, accrued expenses and other liabilities of $617,000.

Intangible assets at December 31, 2010 consisted of the following (dollars in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	6.0	$7,231	$(3,241)	$3,990
Trade names	6.9	4,325	(2,529)	1,796
Agreements not-to-compete	5.0	3,913	(3,456)	457
Purchased technology	3.9	1,431	(140)	1,291

Total		$16,900	$(9,366)	$7,534

Intangible assets at March 31, 2011 consisted of the following (dollars in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	6.0	$7,478	$(3,531)	$3,947
Trade names	6.9	4,381	(2,689)	1,692
Agreements not-to-compete	5.0	3,913	(3,652)	261
Purchased technology	3.8	1,520	(268)	1,252

Total		$17,292	$(10,140)	$7,152

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended March 31, 2010 and 2011 was $469,000 and $736,000, respectively. Future expected amortization of intangible assets at March 31, 2011 was as follows (in thousands):

Remainder of 2011	$1,768
2012	1,792
2013	1,235
2014	878
2015	716
2016	598
Thereafter	165

$7,152

7.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. During the three months ended March 31, 2010, the Company purchased an aggregate of 477,286 shares of its common stock for $7,012,000. The Company did not purchase any shares of its common stock under the stock

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

repurchase program for the three months ended March 31, 2011. During the three months ended March 31, 2010 and 2011, the Company also repurchased 86,708 and 123,784 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $1,296,000 and $3,088,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

8.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2010	2011

Cost of revenues	$579	$484
Sales and marketing	437	1,183
Research and development	373	634
General and administration	1,513	1,960

Total	$2,902	$4,261

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock options awards granted during the three months ended March 31, 2010 and 2011:

	Three Months Ended
	March 31,
	2010	2011

Stock price volatility	60%	57%
Expected term (years)	6.3	6.2
Risk-free interest rate	2.7%	2.4%
Dividend yield	0%	0%

The summary of stock option activity for the three months ended March 31, 2011 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	March 31,
	Options	Share	Term	2011
				(In thousands)

Balance outstanding at January 1, 2011	2,478,923	$15.09
Granted	484,147	23.84
Exercised	(32,540)	17.06
Forfeited or cancelled	(36,250)	17.11

Balance outstanding at March 31, 2011	2,894,280	$16.50	7.0	$27,444

Options vested and expected to vest at March 31, 2011	2,819,241	$16.41	6.9	$26,980

Exercisable at March 31, 2011	1,819,356	$14.58	5.6	$20,755

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2011 was $8.52 and $13.30, respectively. The fair value of stock options that vested during the three months ended March 31, 2010 and 2011 was $2,861,000 and $3,960,000, respectively. As of March 31, 2011,

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$10.6 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 3.4 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2011 was $1,100,000 and $311,000, respectively.

Restricted Stock Awards

The summary of restricted stock award activity for the three months ended March 31, 2011 is as follows:

Number of Shares
Underlying
Stock Awards

Balance nonvested at January 1, 2011	1,418,731
Awarded	355,471
Vested	(425,424)
Forfeited	(14,500)

Balance nonvested at March 31, 2011	1,334,278

The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2010 and 2011 was $14.52 and $23.75, respectively.

As of March 31, 2011, $21.9 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.6 years.

9.	Commitments and Contingencies

Leases

On March 30, 2010, the Company signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. The Company plans to relocate its corporate headquarters to the leased premises in the third quarter of 2011. The aggregate minimum lease commitment is approximately $21.5 million. In addition, under the terms of the lease, the landlord will reimburse the Company approximately $6.4 million for leasehold improvements which will be recorded as a reduction in rent expense ratably over the terms of the occupancy. As of March 31, 2011 the Company recorded $3.4 million of construction in progress in leasehold improvements relating to the tenant allowance.

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023, including the office space in Beltsville, Maryland, and generally contain renewal options for up to five years. As of March 31, 2011, minimum required payments in future years under these leases are $1,657,000, $2,601,000, $2,672,000, $2,665,000, $2,439,000, and $15,035,000 in 2011, 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of March 31, 2011, minimum required payments in future years under these arrangements are $3,147,000, $1,991,000, $1,109,000, and $382,000 in 2011, 2012, 2013, and 2014, respectively.

Litigation and Claims

The Company from time to time is subject to lawsuits, investigations and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, government regulation and employment matters. The Company is not currently subject to any material legal proceedings that, in its opinion, would have a material effect on the financial position, results of operations or cash flows of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2010.

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

We sell access to our cloud-based software primarily through our direct sales channel. As of March 31, 2011, we had 9,256 active subscription customers, including 1,900 customers obtained from our acquisition of Datapresse in April 2010, from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

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

On February 24, 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social) for a purchase price of approximately $7.0 million cash paid at closing, and $5.1 million of contingent consideration for the achievement of certain financial milestones within the following 24 months. The contingent consideration could result in future payments of up to $18.0 million. North Social provides Facebook applications that enable users to create, manage and promote their business on Facebook which we expect will broaden our social media solution. As a result of the acquisition, we recorded $101,000 of identifiable intangible assets and $11.9 million of goodwill which is deductible for tax purposes. The operating results of North Social are included in the accompanying consolidated financial statements from the acquisition date. Acquisition related costs incurred for the acquisition were not material.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from news distribution services. Our subscription agreements contain multiple service elements and deliverables, which generally include use of our cloud-based software, hosting services, content and content updates, customer support and may also include news distribution services and professional services. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with multi-year terms. We separately invoice our customers in advance of their annual subscription, with payment terms that require our customers to pay us generally within 30 days of invoice. Our subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Our subscription agreements may include amounts that are not yet contractually billable to customers, and any such unbilled amounts are not recorded in deferred revenue until invoiced. Our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. Revenues from professional services have not been material to our business.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect that in 2011, cost of revenues will increase in absolute dollars but will remain flat as a percentage of revenues.

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

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related transaction costs, third-party payment processing and credit card fees, facilities rent, other corporate expenses and allocated overhead. We expect that in 2011, general and administrative expenses will increase in absolute dollars and as a percentage of revenues.

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

We believe that of our significant accounting policies, which are described in Note 2 to the accompanying consolidated financial statements and in our annual report on Form 10-K for the year ended December 31, 2010, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition.  We recognize revenues when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable. Our subscription agreements generally contain multiple service elements and deliverables. These elements include use of our cloud-based software, hosting services, content and content updates, customer support and may also include news distribution services and professional services. We have determined that professional services are not essential to the functionality of our subscription software. Our subscription agreements do not provide customers the right to take possession of the software at any time.

Prior to January 1, 2011, all elements in our multiple element subscription agreements were considered a single unit of accounting, and accordingly, we recognized all associated fees over the subscription period, which is typically one year. We determined that we did not have objective and reliable evidence of the fair value of the undelivered elements in our arrangements and, as a result, subscription revenues were recognized ratably over the term of the subscription. Professional services sold separately from a subscription arrangement were recognized as the services were performed.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting guidance for multiple-deliverable revenue arrangements to:

•	provide updates on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of each deliverable if it does not have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of selling price.

On January 1, 2011, we adopted the provisions of the new accounting guidance for multiple-deliverable revenue arrangements entered into or materially modified on or after January 1, 2011 that contain subscription services sold with news distribution services or professional services on a prospective basis and determined the adoption did not have a material impact on our financial statements. Our separate units of accounting consist of our subscription services, news distribution services and professional services. We allocate consideration to each deliverable in multiple element arrangements based on the relative selling prices and recognize revenue as the respective services are delivered or performed.

We have established VSOE of the selling price for certain of our news distribution services as the selling price for a substantial majority of stand-alone sales falls within a narrow range around the median selling price. We determined TPE of the selling prices for our services is not available due to differences in the features and functionality of competitor’s products. We determined ESP for the remaining deliverables by analyzing factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

We also distribute individual press releases to the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. We recognize revenue on a per-transaction basis when the press releases are made available to the public.

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

Business Combinations.  We have completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. Definite-lived intangible assets consist of acquired customer relationships, trade names, agreements not-to-compete and purchased technology. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. We recognize all of the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. We use significant estimates and assumptions, including fair value estimates, as of the acquisition date and refine those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated results of operations. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. Accounting for these acquisitions also requires us to make determinations about the useful lives for definite-lived tangible and intangible assets and liabilities assumed that involve estimates and judgments.

Goodwill and Long-Lived Assets.  Goodwill is not amortized, but rather is assessed for impairment at least annually. Goodwill impairment is evaluated using a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. The results of our most recent annual assessment performed on November 1, 2010 did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. No events or circumstances occurred from the date of the assessment through March 31, 2011 that would impact this conclusion.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the three months ended March 31, 2011 were not material.

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

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Our estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. In connection with our acquisitions, we identified an uncertain tax position, and as a result, $681,000 is included in other liabilities in the consolidated balance sheet at March 31, 2011. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2009.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months Ended
	March 31,
	2010	2011

Revenues	100%	100%
Cost of revenues	20	20

Gross profit	80	80
Operating expenses:
Sales and marketing	51	51
Research and development	6	7
General and administrative	24	31
Amortization of intangible assets	2	2

Total operating expenses	83	91
Loss from operations	(3)	(11)
Other income, net	—	—

Loss before provision (benefit) for income taxes	(3)	(11)
Provision (benefit) for income taxes	—	(4)

Net loss	(3)%	(7)%

Three Months Ended March 31, 2011 and 2010

Revenues.  Revenues for the three months ended March 31, 2011 were $27.0 million, an increase of $4.7 million, or 21%, over revenues of $22.3 million for the comparable period in 2010. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 9,256 as of March 31, 2011, including 1,900 from our acquisition of Datapresse in April 2010, from 4,834 as of March 31, 2010. Total revenue from active subscriptions through acquired companies contributed $1.6 million of incremental revenue in 2011. The remaining increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers, excluding revenue from acquired companies, was $3.3 million. Total deferred revenue as of March 31, 2011 was $55.8 million, representing an increase of $10.2 million, or 22%, over total deferred revenue of $45.6 million as of March 31, 2010.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2011 was $5.5 million, an increase of $1.1 million, or 23%, over cost of revenues of $4.4 million for the comparable period in 2010. The increase in cost of revenues was primarily due to an increase of $556,000 in employee related costs from additional personnel including increases in headcount from our acquisitions, $134,000 in third-party license and royalty fees for content and $120,000 in amortization of technology from our acquisitions in 2010 and 2011. We had 204 full-time employee equivalents in our professional and other support services group at March 31, 2011 compared to 147 full-time employee equivalents at March 31, 2010.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended March 31, 2011 were $13.8 million, an increase of $2.4 million, or 21%, over sales and marketing expenses of $11.4 million for the comparable period in 2010. The increase in sales and marketing was primarily due to an increase of $1.1 million in employee-related costs from additional personnel including increases in headcount from our acquisitions, $246,000 in sales commissions and incentive compensation and $746,000 in stock-based compensation. We had 367 full-time employee equivalents in sales and marketing at March 31, 2011 compared to 266 full-time employee equivalents at March 31, 2010.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2011 were $2.0 million, an increase of $701,000, or 53%, over research and development expenses of $1.3 million for the comparable period in 2010. The increase in research and development was primarily due to an increase of $251,000 in employee-related costs from additional personnel including increases in headcount from our acquisitions and $261,000 in stock-based compensation. For the three months ended March 31, 2011, we capitalized $42,000 of employee-related costs for internally developed software. For the three months ended March 31, 2010, we capitalized $185,000 of employee-related costs for internally developed software. We had 44 full-time employee equivalents in research and development at March 31, 2011 compared to 31 full-time employee equivalents at March 31, 2010.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2011 were $8.2 million, an increase of $3.0 million or 58%, over general and administrative expenses of $5.2 million for the comparable period in 2010. The increase in general and administrative expenses was primarily due to an increase of $481,000 in employee-related costs including increases in headcount from our acquisitions, $447,000 in stock-based compensation and $1.2 million in non-recurring professional fees and transaction costs from the termination of a potential acquisition. We had 66 full-time employee equivalents in our general and administrative group at March 31, 2011 compared to 46 full-time employee equivalents at March 31, 2010.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended March 31, 2011 was $616,000, an increase of $147,000, or 31%, compared to $469,000 for the comparable period in 2010. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisitions in 2010 and 2011.

Other Income (Expense).  Other income for the three months ended March 31, 2011 was $166,000, an increase of $105,000, or 172%, compared to $61,000 for the comparable period in 2010.

Provision (Benefit) for Income Taxes.  The benefit for income taxes for the three months ended March 31, 2011 was $1.1 million, which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses. Additionally, we recorded a tax benefit related to tax credits related to prior years.

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

Liquidity and Capital Resources

At March 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $91.5 million, investments totaling $7.5 million and net accounts receivable of $14.4 million.

Net cash provided by operating activities for the three months ended March 31, 2011 was $13.8 million reflecting a net loss of $1.9 million, non-cash charges for depreciation and amortization of $1.3 million and stock-based compensation expense of $4.3 million and a net change of $5.4 million in accounts receivable and deferred revenue primarily due to collections from the seasonally high amounts invoiced under our subscription agreements in the fourth quarter of 2010. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Net cash used in investing activities for the three months ended March 31, 2011 was $15.0 million, which primarily resulted from net purchases of investments of $2.0 million, the acquisition of North Social of $6.9 million and investments in property, equipment and software of $6.0 million.

Net cash used in financing activities for the three months ended March 31, 2011 was $2.5 million, which primarily resulted from our purchase of 123,784 shares of our common stock at an aggregate cost of $3.1 million for shares withheld from employees to satisfy the minimum statutory tax withholding obligations related to the taxable income recognized by these employees upon the vesting of their restricted stock awards, offset by proceeds received from the exercises of stock option awards of $555,000.

We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our current cash, cash equivalents and investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next 12 months.

Off-balance Sheet Arrangements and Contractual Obligations

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

On March 30, 2010, we signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. We plan to relocate our corporate headquarters to the leased premises in the third quarter of 2011. Rental payments began on April 1, 2011. The aggregate minimum lease commitment for twelve years is approximately $21.5 million. In addition, under the terms of the lease, the landlord will reimburse us approximately $6.4 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease. We anticipate capital expenditures of approximately $3.0 million, net of landlord contributions, specifically for the remaining construction, build-out and furnishing of our corporate headquarters in the remainder of 2011.

We have various non-cancelable operating leases, primarily related to office real estate including the office space in Beltsville, MD, that expire through 2023 and generally contain renewal options for up to five years. As of March 31, 2011, minimum required payments in future years under these leases are $1,657,000, $2,601,000, $2,672,000, $2,665,000, $2,439,000, and $15,035,000 in 2011, 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively.

Purchase Commitments

We have entered into agreements with various vendors in the ordinary course of business. As of March 31, 2011, minimum required payments in future years under these arrangements are $3,147,000, $1,991,000, $1,109,000, and $382,000 in 2011, 2012, 2013, and 2014, respectively.

There were no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2010. Our exposure to interest rate risk has not changed materially since December 31, 2010.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro, Hong Kong dollar and Chinese yuan. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues denominated in a foreign currency were approximately 11% of our total revenues in the year ended 2010 and 14% of our total revenues for the three months ended March 31, 2011. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. We are not currently subject to any material legal proceedings, that in our opinion will have a material effect on our financial positions, operating results or cash flows.

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

We have increased sales of our services to small organizations, including small businesses, associations and not-for-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may choose to spend the limited funds that they have on items other than our services. Additionally, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing or public relations, which would negatively affect demand for our solutions, increase customer attrition and adversely affect our business, financial condition and results of operations.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Although we had operating income in 2009, we incurred operating losses of $3.6 million for 2010 and $3.1 million for the three months ended March 31, 2011. We expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

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

In 2010 and 2011, we acquired substantially all of the assets of Two Cats and a Cup of Coffee LLC (dba HARO), Boxxet, Inc. (dba Engine140) and North Social. In 2010, we also acquired all of the outstanding shares of Data Presse SAS in France and substantially all of the assets of BDL Media Ltd in China. Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 11% of our 2010 revenues and 14% of our revenues in the first quarter of 2011, and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

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

Many new laws, regulations and standards have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices and have created uncertainty for public companies. These new laws, regulations and standards are subject to interpretations due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by varying regulatory bodies. This may cause continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our implementation of these reforms and enhanced new disclosures may result in increased general and administrative expenses and a significant diversion of management’s time and attention from revenue- generating activities. Any unanticipated difficulties in implementing these reforms could result in material delays in complying with these new laws, regulations and standards or significantly increase our operating costs.

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

Sale of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30,000,000 of our shares of common stock. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. We did not purchase any of our common stock during the first quarter of 2011 under the stock repurchase program. As of March 1, 2011, $6.8 million remained available for purchases under the program.

Item 6.	Exhibits

Exhibit
Number		Exhibit

2.1		Asset Purchase Agreement Among Vocus, Inc. as Buyer and North Social Venture Partners, LLC as Seller and Alex Bernstein and David Brody as Members of Seller.(3)
3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(2)
10	.1*	Vocus Inc. Compensation Policy for Non-Employee Directors.
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and Chief
Financial Officer

Date: May 10, 2011

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

2.1		Asset Purchase Agreement Among Vocus, Inc. as Buyer and North Social Venture Partners, LLC as Seller and Alex Bernstein and David Brody as Members of Seller.(3)
3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(2)
10	.1*	Vocus Inc. Compensation Policy for Non-employee Directors.
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2011.