Form 10-Q
period 2011-06-30
Vocus, Inc.
filed 2011-08-08
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of August 3, 2011, 20,834,530 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2010	2011
		(Unaudited)
	(Dollars in thousands, except
	per share data)

Current assets:
Cash and cash equivalents	$94,918	$106,777
Short-term investments	5,496	10,036
Accounts receivable, net of allowance for doubtful accounts of $182 and $197 at December 31, 2010 and June 30, 2011, respectively	20,846	16,562
Current portion of deferred income taxes	365	365
Prepaid expenses and other current assets	3,790	2,859

Total current assets	125,415	136,599
Property, equipment and software, net	6,183	15,500
Intangible assets, net	7,534	6,479
Goodwill	26,278	38,649
Deferred income taxes, net of current portion	8,314	10,104
Other assets	156	840

Total assets	$173,880	$208,171

Current liabilities:
Accounts payable	$652	$1,085
Accrued compensation	3,375	3,083
Accrued expenses	5,429	10,912
Current portion of notes payable and capital lease obligations	152	154
Current portion of deferred revenue	55,722	55,207

Total current liabilities	65,330	70,441
Notes payable and capital lease obligations, net of current portion	192	222
Other liabilities	2,005	11,371
Deferred income taxes, net of current portion	1,065	1,035
Deferred revenue, net of current portion	854	710

Total liabilities	69,446	83,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and June 30, 2011	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 20,374,267 and 21,565,956 shares issued at December 31, 2010 and June 30, 2011, respectively; 17,982,425 and 19,359,351 shares outstanding at December 31, 2010 and June 30, 2011, respectively	204	216
Additional paid-in capital	166,985	192,040
Treasury stock, 2,391,842 and 2,206,605 shares at December 31, 2010 and June 30, 2011, respectively at cost	(28,417)	(31,555)
Accumulated other comprehensive income (loss)	(175)	467
Accumulated deficit	(34,163)	(36,776)

Total stockholders’ equity	104,434	124,392

Total liabilities and stockholders’ equity	$173,880	$208,171

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$23,781	$28,482	$46,052	$55,469
Cost of revenues	4,723	5,301	9,158	10,753

Gross profit	19,058	23,181	36,894	44,716
Operating expenses:
Sales and marketing	12,492	14,460	23,895	28,241
Research and development	1,341	1,800	2,655	3,815
General and administrative	5,828	7,497	11,027	15,725
Amortization of intangible assets	593	635	1,062	1,251

Total operating expenses	20,254	24,392	38,639	49,032
Loss from operations	(1,196)	(1,211)	(1,745)	(4,316)
Other income (expense):
Interest and other income	10	64	78	239
Interest expense	(13)	(6)	(20)	(15)

Total other income (expense)	(3)	58	58	224
Loss before provision (benefit) for income taxes	(1,199)	(1,153)	(1,687)	(4,092)
Provision (benefit) for income taxes	758	(398)	849	(1,479)

Net loss	$(1,957)	$(755)	$(2,536)	$(2,613)

Net loss per share:
Basic and diluted	$(0.11)	$(0.04)	$(0.14)	$(0.14)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	17,955,925	18,788,747	18,008,822	18,917,775

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2011
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(2,536)	$(2,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	820	1,115
Amortization of intangible assets	1,104	1,493
Loss on disposal of assets	1	68
Stock-based compensation	6,273	7,923
Adjustment to fair value of accrued contingent consideration	—	589
Provision for doubtful accounts	15	153
Deferred income taxes	(456)	(1,906)
Excess tax benefits from equity awards	(727)	—
Changes in operating assets and liabilities:
Accounts receivable	5,794	4,248
Prepaid expenses and other current assets	(494)	998
Other assets	201	(5)
Accounts payable	618	408
Accrued compensation	(35)	(324)
Accrued expenses	1,174	3,200
Deferred revenue	(2,095)	(1,055)
Other liabilities	(186)	5,766

Net cash provided by operating activities	9,471	20,058
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(8,921)	(6,947)
Purchases of available-for-sale securities	(4,097)	(11,637)
Maturities of available-for-sale securities	14,294	7,101
Purchases of property, equipment and software	(1,156)	(10,338)
Proceeds from disposal of assets	—	8
Software development costs	(414)	(66)

Net cash used in investing activities	(294)	(21,879)
Cash flows from financing activities:
Repurchases of common stock	(8,312)	(3,138)
Proceeds from exercises of stock options	106	17,138
Excess tax benefits from equity awards	727	—
Payments of contingent consideration for business acquisitions	—	(699)
Borrowings on notes payable	—	40
Payments on notes payable and capital lease obligations	(226)	(85)

Net cash provided by (used in) financing activities	(7,705)	13,256
Effect of exchange rate changes on cash and cash equivalents	(309)	424

Net increase in cash and cash equivalents	1,163	11,859
Cash and cash equivalents, beginning of period	85,817	94,918

Cash and cash equivalents, end of period	$86,980	$106,777

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of cloud-based marketing and PR software that allows organizations of all sizes to reach and influence buyers across social networks, online and through the media. The Company provides a suite of software for social media, content marketing and media relations, creating a comprehensive solution for its customers to generate awareness and build their reputation. The Company is headquartered in Lanham, Maryland with sales and other offices in the United States, Europe, Asia and Morocco.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

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

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2010 and June 30, 2011. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains and losses for the

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

three and six months ended June 30, 2010 and 2011 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2010 and June 30, 2011, the net unrealized losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2011.

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

Business Combinations

The Company has completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair values based on significant estimates and judgments on the acquisition date. The Company refines those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of operations. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized and unrealized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three and six months ended June 30, 2010 and 2011.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. For the three and six months ended June 30, 2010 and 2011, the comprehensive income (loss) was determined as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Net loss	$(1,957)	$(755)	$(2,536)	$(2,613)
Other comprehensive loss:
Change in foreign currency translation adjustment	(1,236)	186	(1,147)	641
Net change in unrealized net gain or loss on available-for-sale investments, net of tax	(1)	3	(5)	1

Total comprehensive loss	$(3,194)	$(566)	$(3,688)	$(1,971)

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

Stock-Based Compensation

The Company’s share-based arrangements include stock option awards and restricted stock awards. The Company recognizes compensation expense for its equity awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. The Company uses the quoted closing market price of its common stock on the grant date to measure the fair value of restricted stock awards and the Black-Scholes option pricing model to measure the fair value of stock option awards. The Company became a public entity in December 2005, and therefore has a limited history of volatility. Accordingly, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The historical volatilities of these entities have not differed significantly from the Company’s historical volatility. The expected term of option awards granted through March 31, 2011 was calculated using the simplified method, which is equal to the midpoint between the vesting date and the end of the contractual term of the award. Based on recent stock option exercise activity during the three months ended June 30, 2011, the Company determined that it had sufficient historical exercise data to

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

estimate the expected term for option awards using a combination of its historical exercise data with expected future exercise patterns using the average midpoint between vesting and the contractual term for outstanding awards. This change in estimate did not have a material impact on the Company’s financial statements. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

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

The Company accounts for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information) is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2002 to 2010.

The Company’s effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses. Additionally, in the six months ended June 30, 2011, the Company recorded a tax benefit of $628,000 related to disqualifying dispositions of incentive stock options and federal and state tax credits.

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

For the three and six months ended June 30, 2010 and 2011, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three and six months ended June 30, 2010 and 2011, diluted earnings per share excluded 2,729,607 and 1,914,809 outstanding stock options, respectively, and 1,433,939 and 1,300,126 nonvested shares of restricted stock, respectively, as the result would be anti-dilutive.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in both net income and other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted, and will be applied retrospectively. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements. The updated guidance provides clarification on existing fair value measurement requirements, amends certain guidance primarily related to fair value measurements for financial instruments and requires enhanced disclosures about fair value measurements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted, and will be applied prospectively. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

3.	Business Combinations

On February 24, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. The Company expects that the acquisition of North Social will broaden its social media solution. The purchase price at the acquisition date consisted of approximately $7,000,000 in cash and $5,059,000 of contingent cash consideration for the achievement of certain financial milestones within the following 24 months. The contingent consideration could result in future payments of up to $18,000,000. The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. During the three months ended June 30, 2011, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. The additional expense of $585,000 was included in general and administrative expenses in the consolidated statements of operations for three months and six months ended June 30, 2011.

The Company recorded approximately $101,000 of identifiable intangible assets and $11,880,000 of goodwill that is deductible for tax purposes. Goodwill is primarily attributable to North Social’s knowledge of applications for Facebook and the opportunity to expand into the rapidly growing social media market. The acquisition was accounted for under the purchase method of accounting, and operating results are included in the Company’s consolidated financial statements from the date of acquisition. Acquisition-related costs associated with the acquisition were not material.

In connection with the acquisition, the Company deposited $700,000 of the purchase price into an escrow account as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by North Social and its shareholders. The amount is excluded from cash and cash equivalents as the deposit is restricted in nature and is included in other assets in the accompanying consolidated balance sheet at June 30, 2011.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2010 are as follows (in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$23,826	$—	$—	$23,826
Commercial paper	31,294	—	—	31,294
Government-sponsored agency debt securities	5,199	—	—	5,199
Certificates of deposit	2,294	—	—	2,294
Short-term investments:
Government-sponsored agency debt securities	5,497	—	(1)	5,496

Total	$68,110	$—	$(1)	$68,109

The components of cash equivalents and investments at June 30, 2011 are as follows (in thousands):

		Unrealized		Fair
	Cost	Gains	Losses	Value

Cash equivalents:
Money market funds	$17,644	$—	$—	$17,644
Commercial paper	24,552	—	—	24,552
Certificates of deposit	1,511	—	—	1,511
Short-term investments:
Government-sponsored agency debt securities	6,931	—	(4)	6,927
Commercial paper	3,108	1	—	3,109

Total	$53,746	$1	$(4)	$53,743

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year.

5.	Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at June 30, 2011 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$43,707	$19,155	$24,552	$—
Short-term investments	10,036	6,927	3,109	—

Total assets measured at fair value	$53,743	$26,082	$27,661	$—

Liabilities:
Accrued contingent consideration	$6,941	$—	—	$6,941

Total liabilities measured at fair value	$6,941	$—	—	$6,941

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represents the estimated fair value of the additional cash consideration payable in connection with the acquisitions of Datapresse and BDL Media in 2010 and North Social in 2011 that is contingent upon the achievement of certain financial and performance milestones. The fair value was estimated using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The change in the estimated fair value of contingent consideration is reported in general and administrative expenses in the consolidated statements of operations. At June 30, 2011, contingent consideration of $3,115,000 and $3,826,000 was included in accrued expenses and other liabilities in the consolidated balance sheet, respectively.

The changes in the fair value of the Company’s acquisition related contingent consideration for the six months ended June 30, 2011, were as follows (in thousands):

Balance as of January 1, 2011	$1,937
Acquisition date fair value measurement	5,059
Payment of contingent consideration	(699)
Adjustments to fair value measurements	589
Effects of foreign currency translation	55

Balance as of June 30, 2011	$6,941

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2011, were as follows (in thousands):

Balance as of January 1, 2011	$26,278
Goodwill acquired in connection with North Social	11,880
Effects of foreign currency translation	491

Balance as of June 30, 2011	$38,649

During the six months ended June 30, 2011, the Company adjusted certain December 31, 2010 balance sheet amounts for revisions to the BDL Media purchase price allocation based on information identified that existed at the acquisition date related to an uncertain tax position identified in connection with the acquisition. The adjustments resulted in a decrease to goodwill of $617,000 and corresponding decreases to accrued expenses of $70,000 and other liabilities of $547,000.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Intangible assets at June 30, 2011 consisted of the following (dollars in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Customer relationships	6.0	$7,555	$(3,815)	$3,740
Trade names	6.9	4,385	(2,856)	1,529
Agreements not-to-compete	5.0	3,913	(3,848)	65
Purchased technology	3.8	1,538	(393)	1,145

Total		$17,391	$(10,912)	$6,479

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended June 30, 2010 and 2011 was $630,000 and $757,000, respectively. Amortization expense of intangible assets for the six months ended June 30, 2010 and 2011 was $1,099,000 and $1,493,000, respectively. Future expected amortization of intangible assets at June 30, 2011 was as follows (in thousands):

Remainder of 2011	$1,022
2012	1,808
2013	1,251
2014	894
2015	728
2016	609
Thereafter	167

Total	$6,479

7.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. During the six months ended June 30, 2010, the Company purchased an aggregate of 477,286 shares of its common stock for $7,012,000. The Company did not purchase any shares of its common stock under the stock repurchase program for the six months ended June 30, 2011. During the six months ended June 30, 2010 and 2011, the Company also repurchased 86,908 and 125,483 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $1,300,000 and $3,138,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

8.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Cost of revenues	$351	$374	$930	$858
Sales and marketing	977	1,113	1,414	2,296
Research and development	418	428	791	1,073
General and administration	1,625	1,747	3,138	3,696

Total	$3,371	$3,662	$6,273	$7,923

Stock Option Awards

The following weighted-average assumptions were used in calculating the fair value of stock options awards granted during the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Stock price volatility	59%	57%	60%	57%
Expected term (years)	6.3	5.8	6.3	6.2
Risk-free interest rate	2.3%	2.2%	2.6%	2.4%
Dividend yield	0%	0%	0%	0%

The summary of stock option activity for the six months ended June 30, 2011 is as follows:

		Weighted-		Aggregate
		Average	Weighted-	Intrinsic
		Exercise	Average	Value as of
	Number of	Price per	Contractual	June 30,
	Options	Share	Term	2011
				(In thousands)

Balance outstanding at January 1, 2011	2,478,923	$15.09
Granted	514,147	24.03
Exercised	(1,036,386)	16.54
Forfeited or cancelled	(41,875)	17.46

Balance outstanding at June 30, 2011	1,914,809	16.65	7.4	$26,782

Options vested and expected to vest at June 30, 2011	1,843,111	$16.50	7.3	$26,059

Exercisable at June 30, 2011	837,385	$12.35	5.0	$15,329

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2010 and 2011 was $9.06 and $15.04, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2010 and 2011 was $8.56 and $13.40, respectively. The fair value of stock options that vested during the three months ended June 30, 2010 and 2011 was $249,000 and $254,000, respectively. The fair value of options that vested during the six months ended June 30, 2010 and 2011 was $3,110,000 and $4,214,000, respectively. As of June 30, 2011, $10,206,000 of total unrecognized stock-

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 3.2 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2010 and 2011 was $116,000 and $11,409,000, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and 2011 was $152,000 and $11,720,000 respectively.

Restricted Stock Awards

The summary of restricted stock award activity for the six months ended June 30, 2011 is as follows:

Number of Shares
Underlying
Stock Awards

Balance nonvested at January 1, 2011	1,418,731
Awarded	369,471
Vested	(466,023)
Forfeited	(22,053)

Balance nonvested at June 30, 2011	1,300,126

The weighted-average grant date fair value of restricted stock awards granted during the three months ended June 30, 2010 and 2011 was $16.01 and $28.20, respectively. The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2010 and 2011 was $14.68 and $23.92, respectively.

As of June 30, 2011, $19,757,000 of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.5 years.

9.	Commitments and Contingencies

Leases

On March 30, 2010, the Company signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. The Company plans to relocate its corporate headquarters to the leased premises in the third quarter of 2011. The aggregate minimum lease commitment is approximately $21,496,000. In addition, under the terms of the lease, the landlord reimbursed the Company approximately $6,417,000 for leasehold improvements which will be recorded as a reduction in rent expense ratably over the terms of the occupancy.

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023, including the office space in Beltsville, Maryland, and generally contain renewal options for up to five years. As of June 30, 2011, minimum required payments in future years under these leases are $1,300,000, $2,639,000, $2,674,000, $2,663,000, $2,439,000, and $15,035,000 in 2011, 2012, 2013, 2014, 2015, and thereafter, respectively.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of June 30, 2011, minimum required payments in future years under these arrangements are $3,499,000, $2,803,000, $1,290,000 and $437,000 in 2011, 2012, 2013, and 2014, respectively.

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

Overview

We are a leading provider of cloud-based marketing and PR software that allows organizations of all sizes to reach and influence buyers across social networks, online and through the media. We provide a suite of software for social media, content marketing and media relations, creating a comprehensive solution for our customers to generate awareness and build their reputation. We deliver our solutions over the Internet using a secure, scalable application and system architecture, which allows our customers to eliminate expensive up-front hardware and software costs and to quickly deploy and adopt our cloud-based software.

We sell access to our cloud-based software primarily through our direct sales channel. As of June 30, 2011, we had 9,857 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

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

On February 24, 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. We expect that the acquisition will broaden our social media solution. The purchase price at the acquisition date consisted of approximately $7.0 million cash paid at closing and $5.1 million of contingent consideration for the achievement of certain financial milestones within the following 24 months. The contingent consideration could result in future payments of up to $18.0 million. The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation consideration is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. During the three months ended June 30, 2011, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. The additional expense of $585,000 was included in general and administrative expenses in the consolidated statements of operations for three months and six months ended June 30, 2011.

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

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists primarily of compensation for training, editorial and support personnel, acquisition, maintenance and amortization of the information database, hosting infrastructure, press release distribution, amortization of purchased technology from business combinations, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer and office supplies, management information systems and depreciation for computer equipment based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect, that in 2011, cost of revenues will increase in absolute dollars but will remain flat as a percentage of revenues.

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

We plan to continue to invest in sales and marketing to add new customers, increase sales to our existing customers and increase sales of our online news release distribution services. Such investments will include adding sales personnel and expanding our marketing activities to build brand awareness and generate additional sales leads. We expect, that in 2011, sales and marketing expenses will increase in absolute dollars but will remain flat as a percentage of revenues.

Research and Development.  Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our cloud-based software. Because of our hosted, on-demand model, we are able to provide our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low expenses as compared to traditional enterprise software business models. We expect, that in 2011, research and development expenses will increase in absolute dollars and increase slightly as a percentage of revenues.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related transaction costs, third-party payment processing and credit card fees, facilities rent, other corporate expenses, fair value adjustments to contingent consideration and allocated overhead. We expect, that in 2011, general and administrative expenses will increase in absolute dollars and as a percentage of revenues.

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

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting guidance for multiple-deliverable revenue arrangements to:

•	provide updates on whether multiple-deliverables exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of each deliverable if it does not have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of selling price.

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

Stock-Based Compensation.  We recognize compensation expense for equity awards based on the fair value of the award and on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We use the quoted closing market price of our common stock on the grant date to measure the fair value of our restricted stock awards. We use the Black-Scholes option pricing model to measure the fair value of our option awards. We became a public entity in December 2005, and therefore have a limited history of volatility. Accordingly, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The historical volatilities of these entities have not differed significantly from our historical volatility. The expected term of option awards granted through March 31, 2011 was calculated using the simplified method, which is equal to the midpoint between the vesting date and the end of the contractual term of the award. Based on recent stock option exercise activity during the three months ended June 30, 2011, we determined that we had sufficient historical exercise data to estimate the expected term for option awards using a combination of our historical exercise data combined with expected future exercise patterns using the average midpoint between vesting and the contractual term for outstanding awards. This change in estimate did not have a material impact on our financial statements. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

Business Combinations.  We have completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. Definite-lived intangible assets consist of acquired customer relationships, trade names, agreements not-to-compete and purchased technology. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. We recognize all of the assets acquired, liabilities assumed and contingent consideration at their fair values based on significant estimates and judgments on the acquisition date. We refine those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated results of operations. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. Accounting for these acquisitions also requires us to make determinations about the useful lives for definite-lived tangible and intangible assets and liabilities assumed that involve estimates and judgments.

Goodwill and Long-Lived Assets.  Goodwill is not amortized, but rather is assessed for impairment at least annually. Goodwill impairment is evaluated using a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. The results of our most recent annual assessment performed on November 1, 2010 did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. No events or circumstances occurred from the date of the assessment through June 30, 2011 that would impact this conclusion.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the six months ended June 30, 2011 were not material.

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

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Our estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. In connection with our acquisitions, we identified an uncertain tax position, and as a result, $719,000 is included in other liabilities in the consolidated balance sheet at June 30, 2011. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2010.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Revenues	100%	100%	100%	100%
Cost of revenues	20	19	20	19

Gross profit	80	81	80	81
Operating expenses:
Sales and marketing	53	51	52	51
Research and development	6	6	6	7
General and administrative	24	26	24	29
Amortization of intangible assets	2	2	2	2

Total operating expenses	85	85	84	89
Loss from operations	(5)	(4)	(4)	(8)
Other income, net	—	—	—	—

Loss before provision (benefit) for income taxes	(5)	(4)	(4)	(8)
Provision (benefit) for income taxes	3	(1)	2	(3)

Net loss	(8)%	(3)%	(6)%	(5)%

Three Months Ended June 30, 2011 and 2010

Revenues.  Revenues for the three months ended June 30, 2011 were $28.5 million, an increase of $4.7 million, or 20%, over revenues of $23.8 million for the comparable period in 2010. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 9,857 as of June 30, 2011 from 7,173 as of June 30, 2010. Revenue growth from the increase in active subscription customers for the three months ended June 30, 2011 was $4.3 million. Total deferred revenue as of June 30, 2011 was $55.9 million, representing an increase of $8.6 million, or 18%, over total deferred revenue of $47.3 million as of June 30, 2010.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2011 was $5.3 million, an increase of $578,000, or 12%, over cost of revenues of $4.7 million for the comparable period in 2010. The increase in cost of revenues was primarily due to an increase of $181,000 in employee related costs, $90,000 in third-party license and royalty fees for content, $89,000 in application and data hosting fees and $85,000 in amortization of technology from our acquisitions in 2010 and 2011. We had 208 full-time employee equivalents in our professional and other support services group at June 30, 2011 compared to 202 full-time employee equivalents at June 30, 2010.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended June 30, 2011 were $14.5 million, an increase of $2.0 million, or 16%, over sales and marketing expenses of $12.5 million for the comparable period in 2010. The increase in sales and marketing was primarily due to an increase of $1.1 million in employee-related costs from additional personnel, $271,000 in sales commissions and incentive compensation, $312,000 in marketing program costs and $136,000 in stock-based compensation. We had 399 full-time employee equivalents in sales and marketing at June 30, 2011 compared to 303 full-time employee equivalents at June 30, 2010.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2011 were $1.8 million, an increase of $459,000, or 34%, over research and development expenses of $1.3 million for the comparable period in 2010. The increase in research and development was primarily due to an increase of $107,000 in employee-related costs. For the three months ended June 30, 2011, we capitalized $30,000 of employee-related costs for internally developed software. For the three months ended June 30, 2010, we capitalized $292,000 of employee-related costs for internally developed software. We had 46 full-time employee equivalents in research and development at June 30, 2011 compared to 40 full-time employee equivalents at June 30, 2010.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2011 were $7.5 million, an increase of $1.7 million or 29%, over general and administrative expenses of $5.8 million for the comparable period in 2010. The increase in general and administrative expenses was primarily due to an increase of $471,000 in employee-related costs including increases in personnel, $219,000 in rents and facility costs relating to our expansion and relocation of certain offices, $527,000 of expense related to the fair value adjustments of contingent consideration for our business acquisitions in 2011 and 2010, offset by a net decrease of $398,000 in professional fees primarily relating to acquisition and integration related costs. We had 70 full-time employee equivalents in our general and administrative group at June 30, 2011 compared to 62 full-time employee equivalents at June 30, 2010.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended June 30, 2011 was $635,000, an increase of $42,000, or 7%, compared to $593,000 for the comparable period in 2010. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisitions in December 2010 and February 2011.

Provision (Benefit) for Income Taxes.  The benefit for income taxes for the three months ended June 30, 2011 was $398,000, which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses. Additionally, we recorded a tax benefit related to disqualifying dispositions of incentive stock options and federal and state tax credits.

The provision for income taxes for the three months ended June 30, 2010 was $758,000, which reflected our actual income tax expense for the period rather than estimated income tax expense using an effective tax rate for 2010, as we could not reliably estimate such rate. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses.

Six Months Ended June 30, 2011 and 2010

Revenues.  Revenues for the six months ended June 30, 2011 were $55.5 million, an increase of $9.4 million, or 20%, over revenues of $46.1 million for the comparable period in 2010. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 9,857 as of June 30, 2011, including 1,900 from our acquisition of Datapresse in April 2010, from 7,173 as of June 30, 2010. Total revenue from active subscriptions through acquired companies contributed $1.9 million of incremental revenue in 2011. The remaining increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers, excluding revenue from acquired companies, was $7.6 million. Total deferred revenue as of June 30, 2011 was $55.9 million, representing an increase of $8.6 million, or 18%, over total deferred revenue of $47.3 million as of June 30, 2010.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2011 was $10.8 million, an increase of $1.6 million, or 17%, over cost of revenues of $9.2 million for the comparable period in 2010. The increase in cost of revenues was primarily due to an increase of $737,000 in employee-related costs including increases in personnel from our acquisitions, $224,000 in third-party license and royalty fees for content, $166,000 in application and data hosting fees and $205,000 in amortization of technology from our acquisitions in 2010 and 2011. We had 208 full-time employee equivalents in our professional and other support services group at June 30, 2011 compared to 202 full-time employee equivalents at June 30, 2010.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2011 were $28.2 million, an increase of $4.3 million, or 18%, over sales and marketing expenses of $23.9 million for the comparable period in 2010. The increase was primarily due to an increase of $2.2 million in employee-related costs from additional personnel including increases in headcount from our acquisitions, $518,000 in sales commissions and incentive compensation ,$321,000 in marketing program costs and $882,000 in stock-based compensation. We had 399 full-time employee equivalents in sales and marketing at June 30, 2011 compared to 303 full-time employee equivalents at June 30, 2010.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2011 were $3.8 million, an increase of $1.1 million, or 44%, over research and development expenses of $2.7 million for the comparable period in 2010. The increase in research and development was primarily due to an increase of $358,000 in employee-related costs from additional personnel including increases in headcount from our acquisitions and $282,000 in stock-based compensation. For the six months ended June 30, 2011, we capitalized $72,000 of employee-related costs for internally developed software. For the six months ended June 30, 2010, we capitalized $477,000 of employee-related costs for internally developed software. We had 46 full-time employee equivalents in research and development at June 30, 2011 compared to 40 full-time employee equivalents at June 30, 2010.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2011 were $15.7 million, an increase of $4.7 million, or 43%, over general and administrative expenses of $11.0 million for the comparable period in 2010. The increase in general and administrative expenses was primarily due to an increase of $953,000 in employee-related costs including increases in headcount from our acquisitions, $367,000 in rents and facility costs relating to expansion and relocations of certain of our offices, $589,000 of expense related to the fair value adjustments of contingent consideration for our business acquisitions in 2011 and 2010, $558,000 in stock-based compensation, $700,000 in transaction costs from the termination of a potential acquisition and $357,000 net increase in professional fees primarily relating to acquisition and integration related costs. We had 70 full-time employee equivalents in our general and administrative group at June 30, 2011 compared to 62 full-time employee equivalents at June 30, 2010.

Amortization of Intangible Assets.  Amortization of intangible assets for the six months ended June 30, 2011 was $1.3 million, an increase of $189,000, or 18%, compared to $1.1 million for the comparable period in 2010. The increase in amortization is primarily attributable to the intangible assets related to the acquisitions of businesses in the 2010 and 2011.

Other Income (Expense).  Other income for the six months ended June 30, 2011 was $224,000, an increase of $166,000, or 286%, compared to other income of $58,000 for the comparable period in 2010, primarily due to changes in foreign currency exchange gains and losses.

Provision (Benefit) for Income Taxes.  The benefit for income taxes for the six months ended June 30, 2011 was $1.5 million which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses. Additionally, we recorded a tax benefit related to disqualifying dispositions of incentive stock options and federal and state tax credits.

The provision for income taxes for the six months ended June 30, 2010 of $849,000 million reflected our actual income tax rate for the period rather than our estimated annual effective tax rate for 2010, as we could not reliably estimate such rate. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses.

Liquidity and Capital Resources

At June 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $106.8 million, investments totaling $10.0 million and net accounts receivable of $16.6 million.

Net cash provided by operating activities for the six months ended June 30, 2011 was $20.1 million reflecting a net loss of $2.6 million, non-cash charges for depreciation and amortization of $2.6 million and stock-based compensation expense of $7.9 million, $5.8 million increase in other liabilities primarily due to an increase in the long-term portion of the leasehold incentive obligation from our new headquarters lease, and a net change of $3.2 million in accounts receivable and deferred revenue from amounts invoiced to our increased subscription customer base. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Net cash used in investing activities for the six months ended June, 2011 was $21.9 million, which primarily resulted from net purchases of investments of $4.5 million, the acquisition of North Social of $6.9 million and investments in property, equipment and software of $10.3 million.

Net cash provided by financing activities for the six months ended June 30, 2011 was $13.3 million, which primarily resulted from proceeds received from the exercises of stock option awards of $17.1 million offset by our purchase of 125,483 shares of our common stock at an aggregate cost of $3.1 million for shares withheld from employees to satisfy the minimum statutory tax withholding obligations related to the taxable income recognized by these employees upon the vesting of their restricted stock awards and $699,000 for payments of contingent cash consideration for our acquisition of BDL Media in 2010.

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

Off-balance Sheet Arrangements and Contractual Obligations

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

On March 30, 2010, we signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. We plan to relocate our corporate headquarters to the leased premises in the third quarter of 2011. Rental payments began on April 1, 2011. The aggregate minimum lease commitment for twelve years is approximately $21.5 million. In addition, under the terms of the lease, the landlord reimbursed us approximately $6.4 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease.

We have various non-cancelable operating leases, primarily related to office real estate including the office space in Beltsville, MD, that expire through 2023 and generally contain renewal options for up to five years. As of June 30, 2011, minimum required payments in future years under these leases are $1.3 million, $2.6 million, $2.7 million, $2.7 million, $2.4 million, and $15.0 million in 2011, 2012, 2013, 2014, 2015, and thereafter, respectively.

Purchase Commitments

We have entered into agreements with various vendors in the ordinary course of business. As of June 30, 2011, minimum required payments in future years under these arrangements are $3.5 million, $2.8 million, $1.3 million, and $437,000 in 2011, 2012, 2013, and 2014, respectively.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro, Hong Kong dollar and Chinese Yuan. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues denominated in a foreign currency were approximately 11% of our total revenues in the year ended 2010 and 14% of our total revenues for the six months ended June 30, 2011. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

Interest Rate Sensitivity

Our cash equivalents and investments consist primarily of money market funds, corporate notes and bonds, government-sponsored agency securities and other debt securities. Our interest income is subject to interest rate risk. For the six months ended June 30, 2011 a fluctuation in interest rates of 1 percentage point would change interest income by approximately $1.0 million.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. We are not currently subject to any material legal proceedings, that in our opinion, will have a material effect on our financial positions, operating results or cash flows.

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

The market for software specifically designed for marketing and public relations is relatively new and emerging, making our business and future prospects difficult to evaluate. Many companies have invested substantial personnel and financial resources in their marketing and PR departments, and may be reluctant or unwilling to migrate to cloud-based software and services specifically designed to address the marketing and public relations market. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand solutions in general and for on-demand marketing and public relations software and services in particular. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market of on-demand marketing and public relations management solutions. These challenges, risks and difficulties include the following:

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

A majority of our on-demand solutions are sold pursuant to annual subscription agreements and our customers have no obligation to renew these agreements. As a result, we may not be able to consistently and accurately predict future renewal rates. Our subscription customers’ renewal rates may decline or fluctuate or our subscription customers may renew for fewer modules or users as a result of a number of factors, including their level of satisfaction with our solutions, budgetary or other concerns, and the availability and pricing of competing products. Additionally, we may lose our subscription customers due to the high turnover rate in the marketing and PR departments of small and mid-sized organizations. If large numbers of existing subscription customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

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

Our business continues to evolve, which may cause our results of operations to fluctuate or decline.

We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of our existing services, the creation of new services, and expansion beyond public relations automation into broader marketing and social media solutions. As our business continues to evolve, and we expand into new markets and new service areas, we are subject to additional risk and uncertainty. For example, in 2008 we began offering solutions specifically for small businesses, in June 2010, we began providing social media monitoring services to our customers, and in February 2011, we began providing Facebook applications to our customers. As public relations evolves to include aspects of marketing and social media, we must continue to develop cloud-based marketing and PR software that allows organizations of all sizes to reach and influence buyers across social networks, online and through the media.

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

We rely on third-parties to provide or make available certain data for our information databases, our news monitoring service and our social media monitoring service. These third-parties may not renew agreements to provide content to us, may increase the price they charge for their content or begin charging for content that was previously free, or may cease to operate or restrict their operations with companies like ours. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third-parties. In the event we are unable to use such third-party content or are unable to enter into agreement with third-parties, current subscription customers may not renew their subscription agreements with us, and it may be difficult to acquire new subscription customers.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Although we had operating income in 2009, we incurred operating losses of $3.6 million for 2010 and $4.3 million for the six months ended June 30, 2011. We expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

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

The marketing and public relations market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry to some segments of this market. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies enter our market. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be seriously harmed. We face competition from:

•	generic desktop software and other commercially available software not specifically designed for marketing and PR;

•	marketing and PR solution providers offering products specifically designed for marketing and PR;

•	outsourced marketing and PR service providers;

•	custom-developed solutions; and

•	press release distribution providers.

Many of our current and potential competitors have longer operating histories, a larger presence in the general marketing and PR market, access to larger customer bases and substantially greater financial, technical, sales and marketing, management, service, support and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements or devote greater resources to the promotion and sale of their products and services than we can. To the extent our competitors have an existing relationship with a potential customer, that customer may be unwilling to switch vendors due to existing time and financial commitments with our competitors.

We also expect that new competitors, such as enterprise software vendors and cloud-based service providers that have traditionally focused on enterprise resource planning or back office applications, will enter the on-demand marketing and public relations management market with competing products as the on-demand marketing and public relations management market develops and matures. Many of these potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential customers, alliance partners or other third-parties or may combine and consolidate to become more formidable competitors with better resources. It is possible that these new competitors could rapidly acquire significant market share.

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

We may be liable to our customers and may lose customers if we provide poor service, if our solutions do not comply with our agreements, if our security measures are compromised, or if our websites are subject to attacks that degrade or deny the ability of customers to access our solutions.

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

Moreover, because our solutions are cloud-based, the amount of data that we store for our customers on our servers is ever-increasing. Additionally, our solutions involve the transmission of customers’ information, some of which may be private. All websites, including our websites, are vulnerable to computer viruses, break-ins, phishing attacks, and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Any systems failure or compromise of our security that results in the release of our customers’ data, website performance or availability problems or the complete shutdown of our website could seriously limit the adoption of our solutions, result in potential liability or litigation, and harm our reputation causing our business to suffer.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 11% of our 2010 revenues and 14% of our revenues in the six months ended June 30, 2011, and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

We have small but growing international operations and our business strategy includes expanding these operations. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	laws and business practices favoring local competitors;

•	different pricing environments;

•	regional economic and political conditions;

•	localization of our products, including translation into foreign languages and associated expenses; and

•	longer payment cycles, higher levels of payment fraud and other collection difficulties.

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

Sale of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases of our common stock during the three months ended June 30, 2011, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
			Total Number of	Dollar Value of
			Shares	Shares That
	Total Number	Average Price	Purchased as	May Yet be
	of Shares	Paid per	Part of Publicly	Purchased
	Purchased	Share	Announced Plan	Under the Plan

April 1 — April 30
Share repurchase program(1)	—	—	—	$6,797,116
Employee transactions(2)	—	—	—	N/A
May 1 — May 31
Share repurchase program(1)	—	—	—	$6,797,116
Employee transactions(2)	—	—	—	N/A
June 1 — June 30
Share repurchase program(1)	—	—	—	$6,797,116
Employee transactions(2)	1,699	$29.51	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. There is no expiration date specified for the program.

(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(2)
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and Chief
Financial Officer

Date: August 8, 2011

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