Form 10-Q
period 2011-09-30
Vocus, Inc.
filed 2011-11-08
CIK 1329919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51644

Vocus, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1806705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12051 Indian Creek Court

Beltsville, Maryland 20705

(301) 459-2590

(Address including zip code, and telephone number,

including area code, of principal executive offices)

4296 Forbes Boulevard, Lanham, Maryland 20706

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

Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☑

As of November 1, 2011, 20,008,317 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2010	September 30, 2011
		(Unaudited)
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$94,918	$101,428
Short-term investments	5,496	5,207
Accounts receivable, net of allowance for doubtful accounts of $182 and $310 at December 31, 2010 and September 30, 2011, respectively	20,846	16,774
Current portion of deferred income taxes	365	365
Prepaid expenses and other current assets	3,790	2,044

Total current assets	125,415	125,818
Property, equipment and software, net	6,183	18,209
Intangible assets, net	7,534	5,704
Goodwill	26,278	38,306
Deferred income taxes, net of current portion	8,314	10,328
Other assets	156	1,112

Total assets	$173,880	$199,477

Current liabilities:
Accounts payable	$652	$2,479
Accrued compensation	3,375	3,092
Accrued expenses	5,429	9,328
Current portion of notes payable and capital lease obligations	152	184
Current portion of deferred revenue	55,722	54,460

Total current liabilities	65,330	69,543
Notes payable and capital lease obligations, net of current portion	192	895
Other liabilities	2,005	11,380
Deferred income taxes, net of current portion	1,065	980
Deferred revenue, net of current portion	854	730

Total liabilities	69,446	83,528
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and September 30, 2011	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 20,374,267 and 21,746,944 shares issued at December 31, 2010 and September 30, 2011, respectively; 17,982,425 and 18,906,869 shares outstanding at December 31, 2010 and September 30, 2011, respectively	204	217
Additional paid-in capital	166,985	197,338
Treasury stock, 2,391,842 and 2,840,075 shares at December 31, 2010 and September 30, 2011, respectively at cost	(28,417)	(44,525)
Accumulated other comprehensive loss	(175)	(93)
Accumulated deficit	(34,163)	(36,988)

Total stockholders’ equity	104,434	115,949

Total liabilities and stockholders’ equity	$173,880	$199,477

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Unaudited)
	(Dollars in thousands, except per share data)
Revenues	$24,701	$28,886	$70,753	$84,355
Cost of revenues	4,906	5,367	14,064	16,120

Gross profit	19,795	23,519	56,689	68,235
Operating expenses:
Sales and marketing	12,341	14,181	36,236	42,422
Research and development	1,561	1,773	4,216	5,588
General and administrative	6,230	7,437	17,257	23,162
Amortization of intangible assets	620	442	1,682	1,693

Total operating expenses	20,752	23,833	59,391	72,865
Loss from operations	(957)	(314)	(2,702)	(4,630)
Other income (expense):
Interest and other income	52	10	130	249
Interest expense	(10)	(5)	(30)	(20)

Total other income (expense)	42	5	100	229
Loss before provision (benefit) for income taxes	(915)	(309)	(2,602)	(4,401)
Provision (benefit) for income taxes	(173)	(97)	676	(1,576)

Net loss	$(742)	$(212)	$(3,278)	$(2,825)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.18)	$(0.15)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	17,836,960	19,289,740	17,950,905	18,745,508

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2011
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(3,278)	$(2,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,377	1,779
Amortization of intangible assets	1,773	2,055
Loss on disposal of assets	—	68
Impairment of long-lived assets	—	100
Stock-based compensation	9,557	11,409
Adjustment to fair value of accrued contingent consideration	481	1,122
Provision for doubtful accounts	47	379
Deferred income taxes	(718)	(2,178)
Excess tax benefits from equity awards	(727)	—
Payments of contingent consideration for business acquisitions in excess of fair value on acquisition date	—	(147)
Changes in operating assets and liabilities:
Accounts receivable	5,803	3,738
Prepaid expenses and other current assets	(337)	1,692
Other assets	(5)	(177)
Accounts payable	(538)	1,814
Accrued compensation	(44)	(291)
Accrued expenses	821	1,886
Deferred revenue	(2,103)	(1,494)
Other liabilities	(61)	5,886

Net cash provided by operating activities	12,048	24,816
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(8,921)	(6,947)
Purchases of available-for-sale securities	(5,537)	(16,094)
Maturities of available-for-sale securities	18,695	16,384
Purchases of property, equipment and software	(1,393)	(13,300)
Proceeds from disposal of assets	—	14
Software development costs	(414)	(230)

Net cash provided by (used in) investing activities	2,430	(20,173)
Cash flows from financing activities:
Repurchases of common stock	(13,503)	(16,108)
Proceeds from exercises of stock options	386	18,936
Excess tax benefits from equity awards	727	—
Proceeds from notes payable	—	440
Payments of contingent consideration for business acquisitions	—	(1,289)
Payments on notes payable and capital lease obligations	(260)	(139)

Net cash provided by (used in) financing activities	(12,650)	1,840
Effect of exchange rate changes on cash and cash equivalents	(152)	27

Net increase in cash and cash equivalents	1,676	6,510
Cash and cash equivalents, beginning of period	85,817	94,918

Cash and cash equivalents, end of period	$87,493	$101,428

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital leases and other financing arrangements	$11	$421

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of cloud-based marketing and PR software that allows organizations of all sizes to reach and influence buyers across social networks, online and through the media. The Company provides a suite of software for social media, content marketing and media relations, creating a comprehensive solution for its customers to generate awareness and build their reputation. The Company is headquartered in Beltsville, Maryland with sales and other offices in the United States, Europe, Asia and Morocco.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2010 and September 30, 2011. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains and losses for the three and nine months ended September 30, 2010 and 2011 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2010 and September 30, 2011, the net unrealized losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at September 30, 2011.

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

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized and unrealized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three and nine months ended September 30, 2010 and 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. For the three and nine months ended September 30, 2010 and 2011, the comprehensive income (loss) was determined as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net loss	$(742)	$(212)	$(3,278)	$(2,825)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	868	(559)	(279)	82
Net change in unrealized net gain or loss on available-for-sale investments, net of tax	(1)	(1)	(6)	—

Total comprehensive income (loss)	$125	$(772)	$(3,563)	$(2,743)

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation

The Company’s share-based arrangements include stock option awards and restricted stock awards. The Company recognizes compensation expense for its equity awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. The Company uses the quoted closing market price of its common stock on the grant date to measure the fair value of restricted stock awards and the Black-Scholes option pricing model to measure the fair value of stock option awards. The Company became a public entity in December 2005, and therefore has a limited history of

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

volatility. Accordingly, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The historical volatilities of these entities have not differed significantly from the Company’s historical volatility. The expected term of option awards granted through March 31, 2011 was calculated using the simplified method, which is equal to the midpoint between the vesting date and the end of the contractual term of the award. Based on stock option exercise activity through the three months ended June 30, 2011, the Company determined that it had sufficient historical exercise data to estimate the expected term for option awards using a combination of its historical exercise data with expected future exercise patterns using the average midpoint between vesting and the contractual term for outstanding awards for all option awards granted after March 31, 2011. This change in estimate did not have a material impact on the Company’s financial statements. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

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

The Company’s effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses. Additionally, in the nine months ended September 30, 2011, the Company recorded a tax benefit of $617,000 related to disqualifying dispositions of incentive stock options and federal and state tax credits.

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

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the three and nine months ended September 30, 2010 and 2011, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three and nine months ended September 30, 2010 and 2011, diluted earnings per share excluded 2,720,025 and 1,712,071 outstanding stock options, respectively, and 1,407,116 and 1,306,421 nonvested shares of restricted stock, respectively, as the result would be anti-dilutive.

Recent Accounting Pronouncements

In September 2011, the FASB issued additional guidance regarding the requirement to test goodwill for impairment on at least an annual basis. Existing guidance requires that the test be performed by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step one). If the fair value of a reporting unit is less than its carrying amount, then Step two of the test must be performed to measure the amount of the impairment, if any. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. The guidance is effective for fiscal years, beginning after December 15, 2011 with early adoption permitted, and will be applied prospectively. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

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

On February 24, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. The Company expects that the acquisition of North Social will broaden its social media solution. The purchase price at the acquisition date consisted of approximately $7,000,000 in cash and $5,059,000 of contingent cash consideration for the achievement of certain financial milestones within the following 24 months. The contingent consideration could result in future payments of up to $18,000,000. The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. During the three and

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

nine months ended September 30, 2011, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. The additional expense of $515,000 and $1,100,000 was included in general and administrative expenses in the consolidated statements of operations for three months and nine months ended September 30, 2011, respectively.

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

In connection with the acquisition, the Company deposited $700,000 of the purchase price into an escrow account as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by North Social and its shareholders. The amount is excluded from cash and cash equivalents as the deposit is restricted in nature and is included in other assets in the accompanying consolidated balance sheet at September 30, 2011.

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2010 are as follows (in thousands):

	Cost	Unrealized		Fair Value
		Gains	Losses
Cash equivalents:
Money market funds	$23,826	$—	$—	$23,826
Commercial paper	31,294	—	—	31,294
Government-sponsored agency debt securities	5,199	—	—	5,199
Certificates of deposit	2,294	—	—	2,294
Short-term investments:
Government-sponsored agency debt securities	5,497	—	(1)	5,496

Total	$68,110	$—	$(1)	$68,109

The components of cash equivalents and investments at September 30, 2011 are as follows (in thousands):

	Cost	Unrealized		Fair Value
		Gains	Losses
Cash equivalents:
Money market funds	$16,255	$—	$—	$16,255
Commercial paper	26,737	—	—	26,737
Government-sponsored agency debt securities	2,850	—	—	2,850
Certificates of deposit	3,131	—	—	3,131
Short-term investments:
Government-sponsored agency debt securities	1,200	—	—	1,200
Commercial paper	3,506	1	—	3,507
Corporate notes and bonds	500	$—	—	$500

Total	$54,179	$1	$—	$54,180

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at September 30, 2011 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$48,973	$22,236	$26,737	$—
Short-term investments	5,207	1,700	3,507	—

Total assets measured at fair value	$54,180	$23,936	$30,244	$—

Liabilities:
Accrued contingent consideration	$6,718	$—	—	$6,718

Total liabilities measured at fair value	$6,718	$—	—	$6,718

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represents the estimated fair value of the additional cash consideration payable in connection with the acquisitions of BDL Media in 2010 and North Social in 2011 that is contingent upon the achievement of certain financial and performance milestones. The fair value was estimated using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The change in the estimated fair value of contingent consideration is reported in general and administrative expenses in the consolidated statements of operations. At September 30, 2011, contingent consideration of $2,993,000 and $3,725,000 was included in accrued expenses and other liabilities in the consolidated balance sheet, respectively.

The changes in the fair value of the Company’s acquisition related contingent consideration for the nine months ended September 30, 2011, were as follows (in thousands):

Balance as of January 1, 2011	$1,937
Acquisition date fair value measurement	5,059
Payment of contingent consideration	(1,436)
Adjustments to fair value measurements	1,122
Effects of foreign currency translation	36

Balance as of September 30, 2011	$6,718

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, were as follows (in thousands):

Balance as of January 1, 2011	$26,278
Goodwill acquired in connection with North Social	11,880
Effects of foreign currency translation	148

Balance as of September 30, 2011	$38,306

During the nine months ended September 30, 2011, the Company adjusted certain December 31, 2010 balance sheet amounts for revisions to the BDL Media purchase price allocation based on information identified that existed at the acquisition date related to an uncertain tax position identified in connection with the

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

acquisition. The adjustments resulted in a decrease to goodwill of $617,000 and corresponding decreases to accrued expenses of $70,000 and other liabilities of $547,000.

Intangible assets at December 31, 2010 consisted of the following (dollars in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6.0	$7,231	$(3,241)	$3,990
Trade names	6.9	4,325	(2,529)	1,796
Agreements not-to-compete	5.0	3,913	(3,456)	457
Purchased technology	3.9	1,431	(140)	1,291

Total		$16,900	$(9,366)	$7,534

Intangible assets at September 30, 2011 consisted of the following (dollars in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6.7	$4,304	$(945)	$3,359
Trade names	6.9	4,372	(3,015)	1,357
Purchased technology	3.8	1,489	(501)	988

Total		$10,165	$(4,461)	$5,704

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended September 30, 2010 and 2011 was $669,000 and $562,000, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2010 and 2011 was $1,768,000 and $2,055,000, respectively. Future expected amortization of intangible assets at September 30, 2011 was as follows (in thousands):

Remainder of 2011	$447
2012	1,765
2013	1,208
2014	851
2015	694
2016	579
Thereafter	160

Total	$5,704

7.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock, and in August 2011 authorized up to an additional $30,000,000. The shares may be purchased from time to time in the open market. During the nine months ended September 30, 2010 and 2011, the Company purchased an aggregate of 831,773 and 643,410 shares of its common stock for $12,203,000 and $12,970,000, respectively. During the nine months ended September 30, 2010 and 2011, the Company also repurchased 86,908 and 125,483 shares of restricted stock that were withheld

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

from employees to satisfy the minimum statutory tax withholding obligations of $1,300,000 and $3,138,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

8.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Cost of revenues	$318	$359	$1,248	$1,217
Sales and marketing	954	908	2,368	3,204
Research and development	363	495	1,154	1,568
General and administration	1,649	1,724	4,787	5,420

Total	$3,284	$3,486	$9,557	$11,409

Stock Option Awards

The following weighted-average assumptions were used in calculating the fair value of stock options awards granted during the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Stock price volatility	58%	57%	59%	57%
Expected term (years)	6.3	5.5	6.3	6.2
Risk-free interest rate	1.9%	1.3%	2.6%	2.3%
Dividend yield	0%	0%	0%	0%

The summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of September 30, 2011
				(In thousands)
Balance outstanding at January 1, 2011	2,478,923	$15.09
Granted	535,147	24.01
Exercised	(1,216,374)	15.57
Forfeited or cancelled	(85,625)	17.32

Balance outstanding at September 30, 2011	1,712,071	17.42	7.3	$4,471

Options vested and expected to vest at September 30, 2011	1,651,224	$17.29	7.3	$4,431

Exercisable at September 30, 2011	666,397	$13.03	4.7	$3,550

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2010 and 2011 was $8.48 and $11.96, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2010 and 2011 was $8.56 and $13.31, respectively. The fair value of stock options that vested during the three months ended September 30, 2010 and

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2011 was $596,000 and $78,000, respectively. The fair value of options that vested during the nine months ended September 30, 2010 and 2011 was $3,013,000 and $4,292,000, respectively. As of September 30, 2011, $9,335,000 of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 3.0 years.

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2010 and 2011 was $256,000 and $3,782,000, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2011 was $408,000 and $15,502,000 respectively.

Restricted Stock Awards

The summary of restricted stock award activity for the nine months ended September 30, 2011 is as follows:

Number of Shares Underlying Stock Awards
Balance nonvested at January 1, 2011	1,418,731
Awarded	394,971
Vested	(476,963)
Forfeited	(30,318)

Balance nonvested at September 30, 2011	1,306,421

The Company did not grant restricted stock awards during the three months ended September 30, 2010. The weighted-average grant date fair value of restricted stock awards granted during the three months ended September 30, 2011 was $19.72. The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2010 and 2011 was $14.68 and $23.65, respectively.

As of September 30, 2011, $17,710,000 of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.4 years.

9.	Commitments and Contingencies

Leases

On March 30, 2010, the Company signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. The Company relocated its corporate headquarters to the leased premises in the third quarter of 2011. The aggregate minimum lease commitment at the inception of the lease was approximately $21,496,000. In addition, under the terms of the lease, the landlord reimbursed the Company approximately $6,417,000 for leasehold improvements which is recorded as a reduction in rent expense ratably over the terms of the occupancy.

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023, including the office space in Beltsville, Maryland, and generally contain renewal options for up to five years. As of September 30, 2011, minimum required payments in future years under these leases are $572,000, $2,649,000, $2,692,000, $2,673,000, $2,425,000, and $15,021,000 in 2011, 2012, 2013, 2014, 2015, and thereafter, respectively.

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of September 30, 2011, minimum required payments in future years under these arrangements are $2,001,000, $3,007,000, $1,149,000, and $399,000 in 2011, 2012, 2013, and 2014 and thereafter, respectively.

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

We sell access to our cloud-based software primarily through our direct sales channel. As of September 30, 2011, we had 10,855 active subscription customers from a variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

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

On February 24, 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. We expect that the acquisition will broaden our social media solution. The purchase price at the acquisition date consisted of approximately $7.0 million cash paid at closing and $5.1 million of contingent consideration for the achievement of certain financial milestones within the following 24 months. The contingent consideration could result in future payments of up to $18.0 million. The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. During the three and nine months ended September 30, 2011, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. The additional expense of $515,000 and $1.1 million was included in general and administrative expenses in the consolidated statements of operations for three months and nine months ended September 30, 2011, respectively.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect, that in the remainder of 2011, cost of revenues will increase in absolute dollars but will remain flat as a percentage of revenues.

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

We plan to continue to invest in sales and marketing to add new customers, increase sales to our existing customers and increase sales of our online news release distribution services. Such investments will include adding sales personnel and expanding our marketing activities to build brand awareness and generate additional sales leads. We expect, that in the remainder of 2011, sales and marketing expenses will increase in absolute dollars but will remain flat as a percentage of revenues.

Research and Development.    Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our cloud-based software. Because of our hosted, on-demand model, we are able to provide our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low expenses as compared to traditional enterprise software business models. We expect, that in the remainder of 2011, research and development expenses will increase in absolute dollars but will remain flat as a percentage of revenues.

General and Administrative.    General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related transaction costs, third-party payment processing and credit card fees, facilities rent, other corporate expenses, fair value adjustments to contingent consideration and allocated overhead. We expect, that in the remainder of 2011, general and administrative expenses will increase in absolute dollars and as a percentage of revenues.

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

Stock-Based Compensation.    We recognize compensation expense for equity awards based on the fair value of the award and on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We use the quoted closing market price of our common stock on the grant date to measure the fair value of our restricted stock awards. We use the Black-Scholes option pricing model to measure the fair value of our option awards. We became a public entity in December 2005, and therefore have a limited history of volatility. Accordingly, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The historical volatilities of these entities have not differed significantly from our historical volatility. The expected term of option awards granted through March 31, 2011 was calculated using the simplified method, which is equal to the midpoint between the vesting date and the end of the contractual term of the award. Based on recent stock option exercise activity through the three months ended June 30, 2011, we determined that we had sufficient historical exercise data to estimate the expected term for option awards using a combination of our historical exercise data with expected future exercise patterns using the average midpoint between vesting and the contractual term for outstanding awards for option awards granted after March 31, 2011. This change in estimate did not have a material impact on our financial statements. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

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

Goodwill and Long-Lived Assets.    Goodwill is not amortized, but rather is assessed for impairment at least annually. Goodwill impairment is evaluated using a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. The results of our most recent annual assessment performed on November 1, 2010 did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. No events or circumstances occurred from the date of the assessment through September 30, 2011 that would impact this conclusion.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the nine months ended September 30, 2011 were not material.

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

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Our estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. In connection with our acquisitions, we identified an uncertain tax position, and as a result, $721,000 is included in other liabilities in the consolidated balance sheet at September 30, 2011. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2010.

Results of Operations

The following tables set forth selected unaudited consolidated statements of operations data for each of the periods indicated as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues	100%	100%	100%	100%
Cost of revenues	20	19	20	19

Gross profit	80	81	80	81
Operating expenses:
Sales and marketing	50	49	51	50
Research and development	6	6	6	7
General and administrative	25	26	25	27
Amortization of intangible assets	3	1	2	2

Total operating expenses	84	82	84	86
Loss from operations	(4)	(1)	(4)	(5)
Other income, net	—	—	—	—

Loss before provision (benefit) for income taxes	(4)	(1)	(4)	(5)
Provision (benefit) for income taxes	(1)	—	1	(2)

Net loss	(3)%	(1)%	(5)%	(3)%

Three Months Ended September 30, 2011 and 2010

Revenues.    Revenues for the three months ended September 30, 2011 were $28.9 million, an increase of $4.2 million, or 17%, over revenues of $24.7 million for the comparable period in 2010. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 10,855 as of September 30, 2011 from 7,752 as of September 30, 2010. Revenue growth from the increase in active subscription customers for the three months ended September 30, 2011 was $3.6 million. Total deferred revenue as of September 30, 2011 was $55.2 million, representing an increase of $7.6 million, or 16%, over total deferred revenue of $47.6 million as of September 30, 2010.

Cost of Revenues.    Cost of revenues for the three months ended September 30, 2011 was $5.4 million, an increase of $461,000, or 9%, over cost of revenues of $4.9 million for the comparable period in 2010. The increase in cost of revenues was primarily due to an increase of $175,000 in employee related costs and $207,000 in third-party license and royalty fees for content. We had 205 full-time employee equivalents in our professional and other support services group at September 30, 2011 compared to 202 full-time employee equivalents at September 30, 2010.

Sales and Marketing Expenses.    Sales and marketing expenses for the three months ended September 30, 2011 were $14.2 million, an increase of $1.9 million, or 15%, over sales and marketing expenses of $12.3 million for the comparable period in 2010. The increase in sales and marketing was primarily due to an increase of $944,000 in employee-related costs from additional personnel, $312,000 in sales commissions and incentive compensation and $284,000 in marketing program costs. We had 431 full-time employee equivalents in sales and marketing at September 30, 2011 compared to 330 full-time employee equivalents at September 30, 2010.

Research and Development Expenses.    Research and development expenses for the three months ended September 30, 2011 were $1.8 million, an increase of $212,000, or 14%, over research and development expenses of $1.6 million for the comparable period in 2010. The increase in research and development was primarily due to an increase of $114,000 in employee-related costs. For the three months ended September 30, 2011, we capitalized $179,000 of employee-related costs for internally developed software. For the three months ended September 30, 2010, we did not capitalize any employee-related costs for internally developed software. We had 45 full-time employee equivalents in research and development at September 30, 2011 compared to 43 full-time employee equivalents in research and development at September 30, 2010.

General and Administrative Expenses.    General and administrative expenses for the three months ended September 30, 2011 were $7.4 million, an increase of $1.2 million or 19%, over general and administrative expenses of $6.2 million for the comparable period in 2010. The increase in general and administrative expenses was primarily due to an increase of $365,000 in employee-related costs including increases in personnel and $639,000 in rents and facility costs relating to our expansion and relocation of certain offices and headquarters. We had 71 full-time employee equivalents in our general and administrative group at September 30, 2011 compared to 65 full-time employee equivalents at September 30, 2010.

Provision (Benefit) for Income Taxes.    The benefit for income taxes for the three months ended September 30, 2011 was $97,000, which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses. Additionally, we recorded a tax benefit related to disqualifying dispositions of incentive stock options and federal and state tax credits.

The benefit for income taxes for the three months ended September 30, 2010 was $173,000, which reflected our actual income tax expense for the period rather than estimated income tax expense using an effective tax rate for 2010, as we could not reliably estimate such rate. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses.

Nine Months Ended September 30, 2011 and 2010

Revenues.    Revenues for the nine months ended September 30, 2011 were $84.4 million, an increase of $13.6 million, or 19%, over revenues of $70.8 million for the comparable period in 2010. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 10,855 as of September 30, 2011, including 1,900 from our acquisition of Datapresse in April 2010, from 7,752 as of September 30, 2010. Total revenue from active subscriptions through acquired companies contributed $2.4 million of incremental revenue in 2011. The remaining increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers, excluding revenue from acquired companies, was $11.3 million. Total deferred revenue as of September 30, 2011 was $55.2 million, representing an increase of $7.6 million, or 16%, over total deferred revenue of $47.6 million as of September 30, 2010.

Cost of Revenues.    Cost of revenues for the nine months ended September 30, 2011 was $16.1 million, an increase of $2.0 million, or 15%, over cost of revenues of $14.1 million for the comparable period in 2010. The increase in cost of revenues was primarily due to an increase of $912,000 in employee-related costs including increases in personnel from our acquisitions, $431,000 in third-party license and royalty fees for content, $180,000 in application and data hosting fees and $276,000 in amortization of technology from our acquisitions in 2010 and 2011. We had 205 full-time employee equivalents in our professional and other support services group at September 30, 2011 compared to 202 full-time employee equivalents at September 30, 2010.

Sales and Marketing Expenses.    Sales and marketing expenses for the nine months ended September 30, 2011 were $42.4 million, an increase of $6.2 million, or 17%, over sales and marketing expenses of $36.2 million for the comparable period in 2010. The increase was primarily due to an increase of $3.1 million in employee-related costs from additional personnel including increases in headcount from our acquisitions, $829,000 in sales commissions and incentive compensation, $605,000 in marketing program costs and $836,000 in stock-based compensation. We had 431 full-time employee equivalents in sales and marketing at September 30, 2011 compared to 330 full-time employee equivalents at September 30, 2010.

Research and Development Expenses.    Research and development expenses for the nine months ended September 30, 2011 were $5.6 million, an increase of $1.4 million, or 33%, over research and development expenses of $4.2 million for the comparable period in 2010. The increase in research and development was primarily due to an increase of $472,000 in employee-related costs from additional personnel including increases in headcount from our acquisitions and $414,000 in stock-based compensation. For the nine months ended September 30, 2011, we capitalized $251,000 of employee-related costs for internally developed software. For the nine months ended September 30, 2010, we capitalized $477,000 of employee-related costs for internally developed software. We had 45 full-time employee equivalents in research and development at September 30, 2011 compared to 43 full-time employee equivalents in research and development at September 30, 2010.

General and Administrative Expenses.    General and administrative expenses for the nine months ended September 30, 2011 were $23.2 million, an increase of $5.9 million, or 34%, over general and administrative expenses of $17.3 million for the comparable period in 2010. The increase in general and administrative expenses was primarily due to an increase of $1.3 million in employee-related costs including increases in headcount from our acquisitions, $1.0 million in rents and facility costs relating to expansion and relocations of certain of our offices and headquarters, $641,000 of expense related to the fair value adjustments of contingent consideration for our business acquisitions in 2011 and 2010, $633,000 in stock-based compensation and $700,000 in transaction costs from the termination of a potential acquisition. We had 71 full-time employee equivalents in our general and administrative group at September 30, 2011 compared to 65 full-time employee equivalents at September 30, 2010.

Provision (Benefit) for Income Taxes.    The benefit for income taxes for the nine months ended September 30, 2011 was $1.6 million which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses. Additionally, we recorded a tax benefit related to disqualifying dispositions of incentive stock options and federal and state tax credits.

The provision for income taxes for the nine months ended September 30, 2010 of $676,000 reflected our actual income tax rate for the period rather than our estimated annual effective tax rate for 2010, as we could not reliably estimate such rate. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses.

Liquidity and Capital Resources

At September 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $101.4 million, investments totaling $5.2 million and net accounts receivable of $16.8 million.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $24.8 million reflecting a net loss of $2.8 million, non-cash charges for depreciation and amortization of $3.8 million and stock-based compensation expense of $11.4 million, $5.9 million increase in other liabilities primarily due to an increase in the long-term portion of the leasehold incentive obligation from our new headquarters lease, and a net change of $2.2 million in accounts receivable and deferred revenue from amounts invoiced to our increased subscription customer base. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Net cash used in investing activities for the nine months ended September 30, 2011 was $20.2 million, which primarily resulted from net investments in property, equipment and software of $13.5 million primarily related to our new headquarters in the third quarter of 2011 and the acquisition of North Social of $6.9 million.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $1.8 million, which primarily resulted from proceeds received from the exercises of stock option awards of $18.9 million offset by our purchase of 768,893 shares of our common stock at an aggregate cost of $16.1 and $1.3 million for payments of contingent cash consideration for our acquisition of Datapresse and BDL Media in 2010.

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

Off-balance Sheet Arrangements and Contractual Obligations

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and equipment, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

On March 30, 2010, we signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. We relocated our corporate headquarters to the leased premises in the third quarter of 2011. Rental payments began on April 1, 2011. The aggregate minimum lease commitment at the inception of the lease was approximately $21.5 million. In addition, under the terms of the lease, the landlord reimbursed us approximately $6.4 million for leasehold improvements, which will be recorded as a reduction to rent expense ratably over the term of the lease.

We have various non-cancelable operating leases, primarily related to office real estate including the office space in Beltsville, MD, that expire through 2023 and generally contain renewal options for up to five years. As of September 30, 2011, minimum required payments in future years under these leases are $572,000, $2.6 million, $2.7 million, $2.7 million, $2.4 million, and $15.0 million in 2011, 2012, 2013, 2014, 2015, and thereafter, respectively.

Purchase Commitments

We have entered into agreements with various vendors in the ordinary course of business. As of September 30, 2011, minimum required payments in future years under these arrangements are $2.0 million, $3.0 million, $1.1 million, and $399,000 in 2011, 2012, 2013, and 2014 and thereafter, respectively.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro, Hong Kong dollar and Chinese Yuan. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues denominated in a foreign currency were approximately 11% of our total revenues in the year ended 2010 and 14% of our total revenues for the nine months ended September 30, 2011. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

Interest Rate Sensitivity

Our cash equivalents and investments consist primarily of money market funds, corporate notes and bonds, government-sponsored agency securities and other debt securities. Our interest income is subject to interest rate risk. For the nine months ended September 30, 2011 a fluctuation in interest rates of 1 percentage point would change interest income by approximately $1.0 million.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of our existing services, the creation of new services, and expansion beyond public relations automation into broader marketing and social media solutions. As our business continues to evolve, and we expand into new markets and new service areas, we are subject to additional risk and uncertainty. For example, in 2008 we began offering solutions specifically for small businesses, in June 2010, we began providing social media monitoring services to our customers, and in February 2011 we began providing Facebook applications to our customers. As public relations evolves to include aspects of marketing and social media, we must continue to develop cloud-based marketing and PR software that allows organizations of all sizes to reach and influence buyers across social networks, online and through the media.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Although we had operating income in 2009, we incurred operating losses of $3.6 million for 2010 and $4.6 million for the nine months ended September 30, 2011. We expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 11% of our 2010 revenues and 14% of our revenues in the nine months ended September 30, 2011, and because our business strategy includes expanding our international operations, our business is susceptible to risks associated with international operations.

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

Sale of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases of our common stock during the three months ended September 30, 2011, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
July 1 — July 30
Share repurchase program(1)	—	—	—	$6,797,116
Employee transactions(2)	—	—	—	N/A
August 1 — August 31
Share repurchase program(1)	377,286	$21.23	377,286	$28,785,819
Employee transactions(2)	—	—	—	N/A
September 1 — September 30
Share repurchase program(1)	266,124	$18.63	266,124	$23,827,592
Employee transactions(2)	—	—	—	N/A

(1)

All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. On August 18, 2011, our Board of Directors authorized us to purchase up to an additional $30,000,000 shares of our common stock under the share repurchase program. There is no expiration date specified for the program.

(2)

All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit Number	Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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
Stephen Vintz
Executive Vice President and Chief Financial Officer

Date: November 8, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(2)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.

(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.