Form 10-K
period 2011-12-31
Vocus, Inc.
filed 2012-03-15
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant (19,569,299 shares) based on the $30.61 closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2011, was approximately $599,016,242. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2012, there were 20,275,934 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a leading provider of cloud marketing software that helps businesses attract, engage and retain customers. As consumers’ buying behavior is increasingly influenced by online information and social networks, our software helps companies reach and influence buyers across social networks, online and through the media.

Our cloud marketing solution addresses key areas of modern online marketing, including social media marketing, search marketing, email marketing and publicity. Our software is designed to make it easy for businesses to attract customers through search engines, increase and engage their followers on social networks such as Facebook and Twitter, communicate with prospects and customers via email and generate and track visibility in traditional and online media. Although our buyers include a wide variety of people that share the common goal of promoting their businesses, the majority of our buyers are either small business owners, marketing professionals or public relations professionals.

Our sales organization is focused on adding new customers, renewing customer subscriptions and expanding relationships with existing customers. We believe that we have one of the largest sales organizations devoted to selling cloud marketing solutions in the U.S. and Europe. Our small business and mid-market sales teams sell primarily over the telephone and Internet, while our large market sales team travels onsite to meet with larger organizations. In addition to new business teams, we have sales representatives focused on account management, including renewal and add-on sales to existing customers.

We deliver our solutions over the Internet using a secure, scalable application and system architecture that allows our customers to quickly deploy and adopt our software. We were an early pioneer in cloud-based software, and our solutions are now used in multiple languages by thousands of organizations worldwide.

Our Company

We were initially formed in 1988 as First Data Software Publishing, Inc., a Florida corporation, and in 1992 we began selling desktop software for government relations. In 1999, we reincorporated as a Delaware corporation.

Industry Background

The Internet has had an impact on almost every aspect of business across all functional areas, with some of the most profound changes happening in the area of consumer behavior and prospect buying patterns. The ubiquity of the Internet, followed by the adoption of search engines and the explosive growth in social networking have all rapidly accelerated the availability of quality content and shared buyer experiences.

A new buying process has emerged that takes place prior to engaging with a vendor, and it is taking place online, centered on research, references and trusted sources. Internet search engines are replacing yellow pages, local newspapers and television as a primary source for finding a local business, and social networks are now the most popular online activity, with nearly four out of five Internet users visiting social networks sites. We believe that the traditional, inside out, one way, seller-driven approach that has been a cornerstone of marketing for the last fifty years is steadily losing effectiveness due to these new buying patterns. As company-led direct marketing continues to become less effective, organizations are increasingly relying on new digital marketing channels to attract, engage and retain customers. These new channels include online search marketing, social media marketing, email marketing and publicity.

According to Forrester Research, Inc.’s U.S. Interactive Marketing Forecast, 2011 To 2016, U.S. marketers plan to increase spending on interactive channels (defined as display, search, email, mobile and social media) as a percentage of total advertising spending from 16% in 2011 to 26% in 2016, creating a projected $77.0 billion market in the U.S. by 2016, of which email, mobile and social media marketing is expected to grow from approximately $4.8 billion in 2011 to nearly $15.7 billion by 2016, representing a compound annual growth rate of 27%.

iContact Acquisition

On February 24, 2012, we acquired all of the outstanding shares of iContact Corporation (iContact), a provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails to engage, educate and retain customers, adding an email capability component to our cloud marketing suite. For more information, please refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview” and Note 14, Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Our Solutions

Our cloud marketing suite addresses the critical functions of modern marketing including social media marketing, search marketing, publicity, and now, email marketing since our recent acquisition of iContact.

For small and mid-sized businesses, we provide an easy-to-use suite that helps them attract, engage and retain customers online, across social networks and through the media. For larger organizations, we also provide an in-depth workflow that helps manage publicity campaigns and media relations activities. The key benefits of our solutions include:

Integrated marketing across multiple channels. Our solutions help attract, engage and retain customers across multiple communications and marketing channels including social networks such as Facebook and Twitter, search engines such as Google and Bing, media sites including major news sites and thousands of blogs.

Improved productivity. Our solutions incorporate features and best practices that automate many marketing functions, freeing users from repetitive, low-value tasks and allowing them to focus on high-value strategic initiatives. Core technology including our recommendation engine monitors and analyzes large volumes of data and content and makes easy-to-follow recommendations that allow users to maximize their marketing results in much less time.

ROI based analytics. Our solutions provide a variety of performance-based analytics that help companies evaluate the success of their marketing campaigns, their search engine marketing and their success online in expanding friends, followers, prospects and customers.

Enhanced collaboration. Our solutions provide shared, real-time access to a central repository of information related to contacts, relationships, activities, news, social media, documents and reporting. This enables companies to maintain a history of marketing activities, build better relationships with the media, prospects and customers, and work together more effectively in a team or department environment.

Rapid time-to-value. Our cloud-based software can be provisioned quickly and deployed easily, without the need for special consulting services or marketing expertise. Customers can be up and running in less than thirty minutes, getting relevant news and social content, sending online news releases or launching campaigns on Facebook.

Our Growth Strategy

Our objective is to be the leader of cloud marketing for small and mid-sized businesses. Key elements of our growth strategy include:

Expanding our cloud marketing suite. We believe our current marketing suite addresses key elements of modern marketing including social media marketing, search marketing, email marketing and publicity. As new channels continue to emerge, we also believe that we have the opportunity to add other features or modules that address emerging channels such as mobile marketing and social CRM.

Expanding our direct sales force. We believe the cloud marketing space represents a significant market opportunity that will allow us to continue our growth for the foreseeable future. The large market opportunity, combined with our strategy of selling an integrated marketing suite on a subscription basis, makes the direct inside sales model an attractive and differentiated way of driving our growth. We plan to continue to expand our direct sales organization as one of our primary drivers of growth for the foreseeable future.

Increasing alternate channel distribution. We believe there are alternate channel opportunities that will allow us to generate additional sales through partnerships and other indirect sales channels. We plan to look for additional opportunities to grow through these alternate distribution channels.

Selectively pursuing strategic acquisitions. The fragmented nature of our market provides opportunities for selective acquisitions. We have acquired and integrated several private companies to date, and we will continue to identify and may acquire companies that would either expand our solutions’ functionality, provide access to new customers or markets, or both.

Our Products

Our cloud marketing solution addresses the critical functions of marketing including search marketing, social media marketing, publicity and email marketing. Key components of our solution include the following:

Search Marketing and News Distribution. Our PRWeb online news distribution service helps customers increase their online visibility and organic search engine rankings with press releases that are optimized for search engines and other online distribution sites.

Social Media. We provide social media software solutions that help customers run social marketing campaigns on Facebook, including apps that power coupons, promotions and special fan-only offers. Our social media solutions also help customers monitor and analyze conversations across multiple social networks and other online websites in order to understand what is being said about their brands, products and industry. In addition, our social media solutions help identify key influencers and allows customers to identify and engage with prospects and customers on Facebook and Twitter.

Email Marketing. Our email marketing service provides an easy-to-use method of keeping in touch with prospects and customers by using professional looking emails to send newsletters, special offers and other useful content.

Publicity. We provide a comprehensive media database, news monitoring and analytics and publicity opportunities that help companies increase their media exposure, manage relationships with reporters and monitor and analyze trends unfolding in the media.

Due to our flexible design and technology architecture, we are able to sell our components as a stand-alone solution, or combine different components and features into integrated suites to meet the needs and budgets of any size organization.

Small businesses tend not to be marketing experts and are typically focused on running their businesses. They are generally interested in using our products to grow their business with minimal time investment and without learning to be a marketing expert.

Mid-sized companies typically have a dedicated marketing resource that will invest more time in marketing activities and consequently tend to buy suites with more features at higher price points.

For larger organizations, we sell primarily to their public relations department, which is typically the same size as the marketing department in a mid-sized company. Similar to our other customers, public relations departments are interested in building their brand and reaching and influencing buyers online and across social networks. In addition, they typically spend more time than our other buyers focused on managing relationships with the media and monitoring traditional news.

Each of our key components is available as a stand-alone subscription and also as a part of either a marketing suite or a public relations suite. Our solutions are generally offered on a subscription basis, although our search marketing and news distribution services are also offered on a per-transaction basis.

Technology, Development and Operations

Technology

We were an early pioneer in cloud-based software, launching our first version in 1999. Our software solutions leverage a highly scalable, multi-tenant architecture and code written primarily for the .NET framework. We use commercially available hardware, and a combination of proprietary, open source and commercially available software, with a bias towards Microsoft products. We have developed proprietary core services that are designed specifically for our architecture to enhance our ability to meet our delivery goals. We have a seamless delivery environment that allows users to be routed in the most optimal way to multiple servers, eliminating the restrictions that come with binding a user to a single server. This seamless delivery environment, coupled with our proprietary core services, allows us to quickly and cost effectively scale our software deliverability systems as we add additional customers.

Our cloud-based software manages all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business quickly to meet changes in demand for our products.

Every page of our cloud-based software is dynamically rendered for each specific user, including a choice of multiple languages. Our customers access our solutions through any web browser without installing software or downloading Java applets, Microsoft ActiveX, or .NET controls. Performance, functional depth and usability of our solutions drive our technology decisions and product direction.

Development

Our research and development efforts are focused on improving and enhancing our existing solutions as well as developing new features and functionality. Because of our multi-tenant architecture, we are able to provide all of our customers with a single version of our solutions, which allows us to maintain relatively low research and development expenses, as compared to other software business models that support multiple versions.

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

We continuously monitor the performance of our software delivery systems. Our site operations team provides system management, maintenance, monitoring and back-up. We use custom, proprietary tools as well as commercially available tools to monitor our solutions. We run tests to ensure adequate response from of our sites. We also monitor site availability and latency from various geographic points around the world.

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

Customer Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support group is responsible for new customer implementations, consulting services, news release editing services and general help desk services. Our help desk services include identifying, analyzing and solving customer problems or issues. Our customers are able to obtain support from us through their preferred channel, as we offer services to customers on-site, by telephone, and over the Internet through email, live chat and social media. We also offer a variety of product training on-site and online through live or pre-recorded web-based classes. Customer support is available during standard business in the U.S. and Europe and is also available 24/7 for some support tasks or at an additional charge.

Sales and Marketing

We sell our cloud-based solutions primarily through our direct sales organization, and over the Internet in an e-commerce model and to a lesser extent through indirect sales channels. Our direct sales organization is separated into groups that focus either on selling to new customers or selling to existing customers. In our new customer sales group, we employ inside sales and field sales personnel to provide product demonstrations to prospects to close sales with new customers. Our existing customer sales group focuses on renewing customer relationships and expanding those relationships by selling software with expanded functionality at higher price points. We also employ lead generation personnel who qualify prospects and setup product demonstrations for our new sales personnel. We currently have sales offices in the United States, Europe and Asia.

We also sell several of our products over the Internet in an e-commerce model. Through various marketing activities we drive prospects to one of several websites that offer either a free trial or a free account for one of our cloud marketing solutions. Some prospects then go on to purchase either a monthly subscription or a single transaction. Going forward we may create additional websites to sell other products over the Internet in an e-commerce model.

Our marketing strategy is to generate qualified sales leads, build our brand and create market awareness of our cloud marketing software. Our marketing solutions include search marketing, social media marketing, email marketing and publicity. We also conduct seminars, participate in trade shows and industry conferences, host an annual user conference, publish white papers and develop customer reference programs. We also use our website to provide company and product information and to attract prospects through organic search.

Our Customers

As of December 31, 2011, we had 11,907 active annual subscription customers and over 36,000 customers who purchase our products and services as a monthly subscription or per transaction. These customers represent a wide variety of industries, as well as government agencies, not-for-profit organizations and educational institutions. No single end-user customer accounted for more than 1.0% of our revenue in 2011.

The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with monthly or multi-year terms. We invoice our subscription customers in advance of their subscription term, with payment terms that generally require our customers to pay us within 30 days of invoice. We had approximately $10.8 million and $13.5 million of these unbilled amounts at December 31, 2010 and 2011, respectively. These amounts may fluctuate from year-to-year depending on varying billing cycles for our subscription agreements, including seasonality in our sales cycle, the timing of renewal agreements and the amount of multi-year subscription agreements. Such fluctuations may not be indicative of our future revenue.

Competition

The cloud marketing space is fragmented, competitive and rapidly evolving, and there are limited barriers to entry. We expect to encounter new and evolving competition as the market consolidates and matures and as organizations become more aware of the advantages and efficiencies that can be attained from the use of cloud marketing software. Currently, we primarily face competition from point product solutions focused on a limited subset of the components we offer in our cloud marketing suite and from public relations agencies focused on providing similar benefits in an outsourced services model.

We compete with a wide variety of point product solutions from both established vendors and new vendors entering the social media marketing space. Our competitive advantage is our ability to offer an integrated suite that is both comprehensive and unique. Our suite integrates key components of modern marketing including social media marketing, search marketing, publicity and now, email marketing since our recent acquisition of iContact.

We also compete to a lesser extent with providers of outsourced services, including public relations agencies and other outsourced service providers. While some customers consider outsourcing services and in-house software to be competing alternatives, many customers view these as complementary options and will often use both. In those cases where customers wish to select a single option, we believe we compete successfully against outsourced service providers by providing an in-house, automated solution that offers customers a more cost-effective and timely approach to managing marketing efforts.

We believe the principal factors that generally determine a company’s competitive advantage in the cloud marketing space include the following:

•	broad product functionality and depth of integration;

•	ease of use;

•	low total cost of ownership and easily demonstrable cost-effective benefits for customers;

•	flexibility and configurability to meet customer requirements;

•	rapid deployment and adoption;

•	speed, reliability and functionality;

•	system performance, security and scalability;

•	ease of integration with existing applications and data;

•	availability and quality of implementation, training and help-desk services; and

•	competitive sales and marketing capabilities.

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

Employees

As of December 31, 2011, we had 808 full-time and part-time employees. Our employees are not covered under any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers and Key Employees

Our executive officers and key employees and their respective ages and positions as of March 1, 2012 are as follows:

Name	Age	Position
Richard Rudman*	50	Chief Executive Officer, President and Chairman
Stephen Vintz*	43	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
William Wagner*	45	Executive Vice President and Chief Operating Officer
Norman Weissberg*	50	Senior Vice President, North American Sales
Jason Jue	40	Chief Marketing Officer
Darren Stewart	43	Senior Vice President, Customer Services
Mark Heys	40	Chief Technology Officer
James Bruno	47	Senior Vice President, Corporate Development
You Mon Tsang	46	Senior Vice President, Products

*	Denotes an executive officer

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

William Wagner has served as our Chief Operating Officer and Executive Vice President since October 2010. From July 2006 until September 2010, Mr. Wagner was our Chief Marketing Officer. From January 2000 to June 2006, Mr. Wagner served as Chief Marketing Officer at Fiberlink Communications, a global provider of security and mobility software. From 1989 to 2000, Mr. Wagner held various sales and marketing positions at AT&T. Mr. Wagner serves on the board of directors of M5 Networks, a privately-held technology company, and the Baltimore Symphony Orchestra, a non-profit organization. Mr. Wagner holds a B.A. degree in history from Lafayette College and an M.B.A. degree from the University of Pennsylvania’s Wharton School of Business.

Norman Weissberg has served as our Senior Vice President, North American Sales since June 2006. From August 1998 until June 2006, Mr. Weissberg was our Vice President, Account Sales. From March 1997 to August 1998, Mr. Weissberg was a Major Accounts Manager at Xerox Corporation. Mr. Weissberg holds a B.S. degree in business from the University of Maryland.

Jason Jue has served as our Chief Marketing Officer since November 2011. From July 2010 to October 2011, Mr. Jue was the Vice President of Marketing at Rackspace Hosting. From January 1997 through June of 2010, Mr. Jue held various marketing and executive positions at Dell in the U.S. and Asia. From September 2000 to October 2004, Mr. Jue was not employed at Dell and took a self-imposed sabbatical. From September 1993 to December 1996 Mr. Jue was a consultant at Bain & Company. Mr. Jue holds a B.A. degree in Economics from Harvard College.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of our solutions sold in a particular quarter;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	costs associated with acquisitions of technologies and businesses;

•	changes in our pricing policies or those of our competitors;

•	changes in the payment terms for our products and services;

•	the amount and timing of non-recurring charges or expenditures related to expanding or discontinuing our operations;

•	changes in accounting policies or the adoption of new accounting standards;

•	our policy of expensing sales commissions at the time our customers are invoiced for a subscription agreement, while the majority of such revenue is recognized ratably over future periods;

•	changes in the estimates and assumptions used to determine the fair value of contingent consideration associated with our acquisitions;

•

fluctuations in our effective tax rate including changes in the mix of earnings in the various jurisdictions in which we operate, the valuation of deferred tax assets and liabilities and the deductibility of certain expenses and changes in uncertain tax positions;

•	foreign currency exchange rates;

•	the purchasing and budgeting cycles of our customers; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

The markets for our cloud marketing software are emerging, which makes it difficult to evaluate our business and future prospects and may increase the risk of your investment.

The market for cloud-based software specifically designed for marketing is relatively new and emerging, making our business and future prospects difficult to evaluate. We have three distinct types of customers: small business owners, marketing professionals and PR professionals. These professionals work at companies of all sizes with PR professionals generally concentrated in large and mid-sized organizations and marketing professionals and small business owners generally concentrated in small and mid-sized organizations. Many large and mid-sized companies have often invested substantial personnel and financial resources in their PR departments, and may be reluctant or unwilling to migrate to cloud-based software and services specifically designed to address the marketing market. And many small businesses may have a single individual fulfilling multiple roles for marketing, if they have any marketing resource at all. Our success will depend to a substantial extent on the willingness of companies of every size to increase their use of or begin using cloud-based solutions in general and for cloud marketing software and services in particular. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market of cloud marketing solutions. These challenges, risks and difficulties include the following:

•	generating sufficient revenue to attain or, if attained, maintain profitability;

•	managing growth in our operations;

•	managing the risks associated with developing new services and modules;

•	attracting and retaining customers; and

•	attracting and retaining key personnel.

We may not be able to successfully address any of these challenges, risks and difficulties, including the other risks related to our business and industry described below. Further, if businesses do not perceive the benefits of our cloud-based solutions, then the market may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business, financial condition and results of operations.

A majority of our solutions are sold pursuant to subscription agreements, and if our existing subscription customers elect either not to renew these agreements or renew these agreements for fewer modules or users, our business, financial condition and results of operations will be adversely affected.

A portion of our solutions are sold pursuant to subscription agreements and our customers have no obligation to renew these agreements. As a result, we may not be able to consistently and accurately predict future renewal rates. Our subscription customers’ renewal rates may decline or fluctuate or our subscription customers may renew for fewer modules or users as a result of a number of factors, including their level of satisfaction with our solutions, budgetary or other concerns, and the availability and pricing of competing products. Additionally, we may lose our subscription customers due to the high turnover rate in the marketing or PR departments of small and mid-sized organizations. If large numbers of existing subscription customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

Because we recognize subscription revenue over the term of the applicable subscription agreement, the lack of subscription renewals or new subscription agreements may not be immediately reflected in our operating results.

We recognize revenue from our subscription customers over the terms of their subscription agreements. The majority of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. As a result, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations until future periods. Our model also makes it difficult for us to rapidly increase our subscription-based revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We are subject to risks related to credit card payments we accept. If we fail to be in compliance with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to accept credit card payments, which would have a material adverse effect on our business, financial condition or results of operations.

Some of the customers of our services, including our newly acquired email marketing service offerings, pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted making it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers which could have an adverse effect on our business, revenue, financial condition and results of operations.

We might not generate increased business from our current customers, which could limit our revenue in the future.

The success of our strategy is dependent, in part, on the success of our efforts to sell additional services to our existing customers. These customers might choose not to expand their use of or make additional purchases of our solutions. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or decrease.

Our business model continues to evolve, which may cause our results of operations to fluctuate or decline.

Our business continues to evolve, expanding into new markets and new service areas, and is therefore subject to additional risk and uncertainty. For example, in 2008 we began offering solutions specifically for small businesses, in June 2010, we began providing social media monitoring services to our customers, in October 2011 we began offering a marketing suite targeted at small to mid-sized businesses, and in February 2012, we acquired iContact Corporation (iContact) which provides email marketing services. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of these services and expansion beyond our current marketing automation solutions including our social media marketing and email marketing offerings.

As more of our sales efforts are targeted at small business customers that are more substantively affected by economic conditions than the large and mid-sized business sectors, economic downturns may cause potential and existing small business customers to fail to purchase our solutions, which could limit our revenue in the future.

We have increased sales of our services to small organizations, including small businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may be more likely to spend the limited funds that they have on items other than our solutions. Additionally, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, which would negatively affect demand for our solutions, increase customer attrition and adversely affect our business, revenue, financial condition and results of operations.

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

Increasing our customer base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. We plan to continue to expand our direct sales force which may require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding significant increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. We also may not achieve anticipated revenue growth from our existing third-party channel partners if we are unable to maintain or renew such relationships, if any existing third-party channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

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

We have developed our own content that is included in the information databases that we make available to our customers through our cloud-based software. If our internally-developed content does not maintain market acceptance, current customers may not continue to renew their subscription agreements with us, and it may be more difficult for us to acquire new customers.

We rely on third-parties to provide certain content for our solutions, and if those third-parties discontinue providing their content, our business, financial condition and results of operations could be adversely affected.

We rely on third-parties to provide or make available certain data for our information databases, our news monitoring service and our social media monitoring service. These third-parties may not renew agreements to provide content to us or may increase the price they charge for their content. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third-parties. In the event we are unable to use such third-party content or are unable to enter into agreements with third-parties, current customers may not renew their subscription agreements with us or continue purchasing solutions from us, and it may be difficult to acquire new customers.

We depend on search engines for the placement of our customers’ online news releases, and if those search engines change their listings or our relationship with them deteriorates or terminates, our reputation will be harmed and we may lose customers or be unable to attract new customers.

Our news distribution service depends upon the placement of our customers’ online press releases. If search engines on which we rely modify their algorithms or purposefully block our content, then information distributed via our news distribution service may not be displayed or may be displayed less prominently in search results, and as a result we could lose customers or fail to attract new customers and our results of operations could be adversely affected.

If the delivery of our customers’ emails is limited or blocked, customers may cancel their accounts.

Internet service providers (ISP) can block emails from reaching their users. The implementation of new or more restrictive policies by ISPs may make it more difficult to deliver our customers’ emails. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling, authentication technologies or other policies, then customers may cancel their accounts which could harm our business and financial performance.

Various private spam blacklists may interfere with the effectiveness of our products and our ability to conduct business.

We depend on email to market to and communicate with our customers, and our customers rely on email to communicate with journalists, social media influencers, and their customers and members. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that exceed legal requirements and classify certain email solicitations that comply with legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. If our services are blacklisted our customers may be unable to effectively use our services, and as a result we could lose customers or fail to attract new customers and our results of operations could be adversely affected.

Our customers’ use of our services and websites to transmit negative messages or links to harmful websites or applications could damage our reputation, and subject us to liability.

Our customers could use our services or websites to transmit negative messages or links to harmful websites or applications, reproduce and distribute copyrighted and trademarked material without permission, or report inaccurate or fraudulent data or information. Any such use of our services could damage our reputation and we could face claims for damages, infringement, defamation, negligence or fraud. Moreover, our customers’

promotion of their products and services through our services may not comply with federal, state and foreign laws. Facilitating these activities may expose us to liability including fines or penalties, or expend resources to remedy any damages caused by such actions.

We have incurred operating losses in the past and may incur operating losses in the future.

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $3.6 million for 2010 and $4.2 million for 2011. Although we had operating income in 2009, we expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

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

The market for marketing solutions is fragmented, competitive and rapidly evolving, and there are limited barriers to entry to some segments of this market. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies enter our market. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be seriously harmed. We face competition from:

•	generic desktop software and other commercially available software not specifically designed for marketing;

•	marketing solution providers offering products specifically designed for marketing;

•	outsourced marketing service providers;

•	custom-developed solutions;

•	software companies offering social media solutions;

•	email marketing providers; and

•	press release distribution providers.

Many of our current and potential competitors have longer operating histories, a larger presence in the marketing market, access to larger customer bases and substantially greater financial, technical, sales and marketing, management, service, support and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements or devote greater resources to the promotion and sale of their products and services than we can. To the extent our competitors have an existing relationship with a potential customer, that customer may be unwilling to switch vendors due to existing time and financial commitments with our competitors.

We also expect that new competitors, such as enterprise software vendors and cloud-based service providers that have traditionally focused on enterprise resource planning or back office applications, will enter the cloud marketing market with competing products as the cloud marketing market develop and mature. Many of these potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential customers, alliance partners or other third-parties or may combine and consolidate to become more formidable competitors with better resources. It is possible that these new competitors could rapidly acquire significant market share.

Traditional press release distribution providers now offer press release distribution services through the Internet. We had or continue to have partnerships with these providers to co-market and sell our press release distribution services. It is possible that these competitors could rapidly acquire significant market share.

We expect that many companies will offer solutions designed to help businesses promote themselves across social media channels. Given the rapid adoption of social media and the dynamic nature of the vendors in this market, it is possible that these new competitors could rapidly acquire significant market share.

If we fail to respond to evolving industry standards, our solutions may become obsolete or less competitive.

The market for our solutions is characterized by changes in customer requirements, changes in protocols, new technologies and evolving industry standards. If we are unable to enhance or develop new features for our existing solutions or develop acceptable new solutions that keep pace with these changes, our cloud-based software and services may become obsolete, less marketable and less competitive and our business will be harmed. The success of any enhancements, or new services depends on several factors, including timely completion, introduction and market acceptance of our solutions. Failure to produce acceptable new offerings and enhancements may significantly impair our revenue growth and reputation.

If there are interruptions or delays in providing our solutions due to third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions could become impaired, which could harm our relationships with customers and subject us to liability.

Our solutions reside on hardware that we own or lease and operate. Our hardware is currently located in various third-party data center facilities maintained and operated in the U.S. and Europe. Our third-party facility providers do not guarantee that our customers’ access to our solutions will be uninterrupted, error-free or secure. Our operations depend, in part, on our third-party facility providers’ ability to protect systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our third-party facility arrangements are terminated, or there is a lapse of service or damage to such third-party facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities and services.

Our disaster recovery computer hardware and systems, which are located at third-party data center facilities, have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at our third-party facilities. Any or all of these events could cause our customers to lose access to our cloud-based software. In addition, the failure by our third-party facilities to meet our capacity requirements could result in interruptions in such service or impede our ability to scale our operations.

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

One of our business strategies is to selectively acquire companies which either expand our solutions’ functionality, provide access to new customers or markets, or both. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from subscription customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized, that we would not be exposed to unknown liabilities, or that such an acquisition will be viewed positively by our customers, stockholders, analysts or the financial markets. In connection with one or more of these transactions, we may:

•	issue additional equity securities that would dilute the ownership of our stockholders;

•	use cash that we may need in the future to operate our business;

•	be unable to achieve the anticipated benefits from our acquisitions;

•	incur or assume debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures;

•	problems arising from differences in the revenue, licensing or support of the acquired business; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

In 2010, we acquired substantially all of the assets of Two Cats and a Cup of Coffee LLC (dba HARO) and Boxxet, Inc. (dba Engine140). In 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social). In February 2012, we acquired iContact, an email marketing company.

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

The consideration paid in connection with an acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. For example, the purchase price of the iContact acquisition included approximately $90.5 million in cash. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. For example, as part of the purchase price for iContact, we issued 401,701 shares of our common stock and 1,000,000 shares of preferred stock that are initially convertible into 3,025,600 shares of our common stock.

In addition, acquisitions may result in our incurring additional debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.

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

Moreover, because our solutions are cloud-based, the amount of data that we store for our customers on our servers is ever-increasing. Any systems failure or compromise of our security that results in the release of our customers’ data could seriously limit the adoption of our solutions and harm our reputation causing our business to suffer. In addition, any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations. We incur significant costs to protect against security breaches, and may incur significant additional costs to alleviate problems caused by any breaches. Customers’ concerns about security could deter them from using the Internet to conduct transactions that involve confidential information, so our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business and financial results.

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

We provide contact information to our customers and our customers can use our service to store contact and other personal or identifying information regarding their marketing contacts. Federal, state and foreign government agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from individuals. Other proposed legislation could, if enacted, prohibit or limit the use of certain technologies that track individuals’ activities on web pages, in emails or on the Internet. In addition to government activity, privacy advocacy groups and the technology and marketing industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us or our customers which could reduce demand for our solutions.

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

U.S. federal legislation and the laws of many foreign countries impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our products, particularly our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our products. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email such as the laws of Canada and the United Kingdom, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business, and our reputation would suffer.

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

Source code, the detailed program commands for our software programs, is critical to our business. Although we take measures to protect our source code, unauthorized disclosure or reverse engineering of a significant portion of our source code could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our business.

If a third-party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third-parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters, or other forms of communication. We cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third-parties, as currently pending patent applications are not publicly available. We expect that the number of infringement claims in our market will increase as the number of solutions and competitors in our industry grows. These claims, whether or not successful, could:

•	divert management’s attention;

•	result in costly and time-consuming litigation;

•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or

•	require us to redesign our solutions to avoid infringement.

We may be liable or alleged to be liable to third parties for software or content that we provide to our customers if the software or content violates a third party’s intellectual property rights, or if our customers violate such rights by providing content using our solutions.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2005 and December 31, 2011, the number of our full-time equivalent employees increased from 146 to 780. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 14% of our 2011 revenues, our business is susceptible to risks associated with international operations.

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

Our debt covenants restrict our operational flexibility.

Our revolving credit facility contains a number of operational covenants, which, among other things, impose certain limitations on us with respect to expansion of our lines of business, effecting mergers, investments and acquisitions, incurring additional indebtedness, paying dividends or distributions, repurchasing shares of our common stock, entering into guarantees, and incurring liens and encumbrances. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our and certain of our subsidiaries’ stock and by a guarantee of our subsidiaries. If the amounts outstanding under the credit facility were accelerated due to an event of default, the lender could proceed against such available collateral by forcing the sale of all or some of these assets.

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

Failure to maintain effective internal control over financial reporting and disclosure controls and procedures would have a material adverse effect on our business.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In order to comply with Section 404 of the Sarbanes-Oxley Act’s requirements relating to internal control over financial reporting, we incur substantial accounting expense and expend significant management time on compliance-related issues. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities.

Risks Related to our Common Stock and the Securities Markets

JMI Equity’s significant ownership interest dilutes the interests of our common stockholders, may discourage, delay or prevent a change in control of our company and grants important rights to JMI Equity.

The 1,000,000 shares of Series A convertible preferred stock that we issued in February 2012 to JMI Equity Fund VI, L.P. (JMI Equity) were immediately convertible into shares of our common stock at an initial conversion rate of 3.0256 shares of common stock per share of Series A convertible preferred stock (subject to customary adjustments, and subject to increase if we fail to fulfill our obligation to redeem the preferred stock on February 24, 2017). The investment equates to an initial ownership interest of approximately 13%, assuming the full conversion of each share of preferred stock into the company’s common stock. While the shares of preferred stock issued to JMI Equity, and any shares of common stock into which such shares are converted, are subject to a “lock-up” agreement prohibiting their sale until February 24, 2013 (subject to certain limited exceptions), any sales in the public market of the shares of common stock issuable upon such conversion after that date could adversely affect prevailing market prices of our common stock.

On February 24, 2017, we will be required to redeem each issued and outstanding share of Series A convertible preferred stock for $77.30 per share from our legally available funds, or such lesser amount of shares as we may then redeem under Delaware law. The shares of preferred stock will vote on an as-converted basis with the common stock, voting together as a single class, provided that the holders of the preferred stock shall vote separately as a class on certain matters affecting the preferred stock. If any shares of preferred stock are outstanding on or after February 24, 2017, the holders of the preferred stock will have the right to vote separately as a class on additional actions by Vocus related to acquisitions, redemptions, dividends, capital stock, and indebtedness. In addition, for so long as the outstanding shares of preferred stock continue to represent at least 5% of the total outstanding shares of our common stock, calculated assuming the conversion of all outstanding shares of preferred stock into shares of common stock, the holders of the preferred stock, voting as a separate class, will have the exclusive right to elect one director to our board of directors (Series A Director). In addition, pursuant to an Investor Rights Agreement with JMI Equity, the holders of the preferred stock have the right to nominate a director to the board of directors for as long as they hold 5% or more of our issued and outstanding capital stock (which nominee shall be the Series A Director for so long as the holders of preferred stock have the right to elect the Series A Director). These provisions, as well as other terms of the Series A convertible preferred stock, may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

There can be no assurance that the interests of JMI Equity or any subsequent holders of the Series A convertible preferred stock are or will be aligned with those of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder may have interests that differ from management and those of other stockholders. If JMI Equity or any subsequent holders of the preferred stock were to sell, or otherwise transfer, all or a large percentage of their holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	seasonality of our business cycle;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the on-demand software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	threatened or actual litigation;

•	material announcements by us or our competitors including new product or service introductions and acquisitions of businesses, products, technologies or services;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	any major change in our board of directors or management;

•	economic conditions including a slowdown in economic growth and uncertainty in equity and credit markets; and

•	general political conditions such as acts of war or terrorism.

In addition, the stock market in general, and the market for cloud-based companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Beltsville, Maryland, where we lease approximately 93,000 square feet under an agreement that expires in 2023. Our content research division is located in College Park, Maryland where we lease approximately 7,300 square feet of space under an agreement that expires in 2020. We also currently occupy several domestic and international sales and service offices in California, Virginia, Washington, England, France, Morocco and China, where we lease an aggregate of approximately 50,000 square feet under multiple leases, which have terms that expire at various times through 2016.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We are not currently subject to any material legal proceedings, that in our opinion, will have a material effect on our financial positions, operating results or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$18.80	$14.09
Second Quarter	18.41	14.41
Third Quarter	18.48	13.56
Fourth Quarter	27.94	17.81
Fiscal Year Ended December 31, 2011
First Quarter	$28.33	$22.85
Second Quarter	30.61	24.71
Third Quarter	32.67	16.51
Fourth Quarter	22.59	15.95

As of March 1, 2012, there were approximately 71 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not expect to pay any cash dividends for the foreseeable future. We intend to retain any future earnings, if any, in the operation and expansion of our business. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of the revolving credit facility that we entered into in February 2012 preclude us from paying cash dividends.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30.0 million of our shares of common stock, and in August 2011 authorized up to an additional $30.0 million. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. During the year ended December 31, 2011, we purchased an aggregate of 850,031 shares of our common stock for $16.8 million under the program. As of March 1, 2012, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended December 31, 2011, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
October 1 – October 31
Share repurchase program(1)	206,621	$18.52	206,621	$20,000,520
Employee transactions(2)	—	—	—	N/A
November 1 – November 30
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	—	—	—	N/A
December 1 – December 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	3,195	$22.24	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. On August 18, 2011, our Board of Directors authorized us to purchase up to an additional $30,000,000 shares of our common stock under the share repurchase program. There is no expiration date specified for the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Performance Graph

The following line graph compares cumulative total stockholder returns for the period December 31, 2006 through December 31, 2011 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Computer & Data Processing Index. The graph assumes an investment of $100 on December 31, 2006. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Vocus, Inc.	$100.00	$205.54	$108.39	$107.14	$164.64	$131.49
Nasdaq Composite	100.00	109.81	65.29	93.95	109.84	107.86
Nasdaq Computer and Data Processing Index	100.00	121.86	64.96	110.97	130.32	130.96

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2009, 2010 and 2011, and the consolidated balance sheet data at December 31, 2010 and 2011, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2007 and 2008, and the consolidated balance sheet data at December 31, 2007, 2008 and 2009 are derived from audited financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2007	2008	2009	2010(2)	2011(2)
	(in thousands, except per share data)
Consolidated Statement of Operations:
Revenues	$58,076	$77,520	$84,579	$96,760	$114,874
Cost of revenues(1)	10,922	14,675	15,461	18,932	21,857

Gross profit	47,154	62,845	69,118	77,828	93,017
Operating expenses:(1)
Sales and marketing	26,548	35,140	41,123	49,620	57,543
Research and development	3,822	4,998	4,675	5,891	7,561
General and administrative	14,743	20,356	21,018	23,587	30,129
Amortization of intangible assets	2,862	2,651	1,926	2,298	2,021

Total operating expenses	47,975	63,145	68,742	81,396	97,254
Income (loss) from operations	(821)	(300)	376	(3,568)	(4,237)
Other income (expense):
Interest and other income	2,541	2,136	485	224	317
Interest and other expense	(47)	(27)	(31)	(153)	(38)

Total other income (expense)	2,494	2,109	454	71	279
Income (loss) before provision (benefit) for income taxes	1,673	1,809	830	(3,497)	(3,958)
Provision (benefit) for income taxes	674	(5,119)	2,854	178	10,619

Net income (loss)	$999	$6,928	$(2,024)	$(3,675)	$(14,577)

Net income (loss) per share, basic	$0.06	$0.38	$(0.11)	$(0.21)	$(0.78)
Net income (loss) per share, diluted	$0.05	$0.37	$(0.11)	$(0.21)	$(0.78)

(1)	Cost of revenues and operating expenses include stock-based compensation expense from equity awards in the following amounts:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Cost of revenues	$581	$1,262	$1,453	$1,590	$1,575
Sales and marketing	1,498	3,212	3,753	3,253	4,126
Research and development	548	769	989	1,506	2,079
General and administrative	3,025	5,929	6,697	6,453	7,135

Total	$5,652	$11,172	$12,892	$12,802	$14,915

(2)	The consolidated statements of operations include financial results in the relevant periods since the acquisition dates of Datapresse and BDL Media in April 2010, HARO in June 2010, Engine140 in December 2010 and North Social in February 2011. Please refer to Note 3, Business Combinations of the Notes to Consolidated Financial Statements for further discussion of our recent acquisitions.

	December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$67,480	$87,187	$104,669	$100,414	$108,179
Working capital(1)	42,013	58,427	70,594	60,085	53,662
Total assets(1)	114,243	139,979	159,240	173,880	195,743
Total debt	335	373	245	344	1,030
Total deferred revenue	34,964	42,854	47,750	56,576	62,997
Stockholders’ equity	71,004	91,408	104,381	104,434	102,721

(1)	Certain changes to December 31, 2010 balance sheet amounts have been made in accordance with the accounting for business combinations to reflect adjustments made during the measurement period to preliminary amounts recorded for the estimated fair value of acquired net assets of one of our 2010 business acquisitions. For more information, please refer to Note 7 Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud marketing software that helps businesses attract, engage and retain customers. As consumers’ buying behavior is increasingly influenced by online information and social networks, our software helps companies reach and influence buyers across social networks, online and through the media. Our cloud marketing solution addresses key areas of modern online marketing, including social media marketing, search marketing, email marketing and publicity. Our sales organization is focused on adding new customers, renewing customer subscriptions and expanding relationships with existing customers. We deliver our solutions over the Internet using a secure, scalable application and system architecture that allows our customers to quickly deploy and adopt our software.

As of December 31, 2011, we had 11,907 active subscription customers and over 36,000 transaction customers who purchase our products and services as a monthly subscription or per transaction. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

We plan to expand our cloud marketing suite, expand our direct sales force, increase alternate channel distribution and selectively pursue strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and marketing, expand our domestic selling and marketing activities and develop our operational and financial systems to manage a growing business.

On February 24, 2012, we acquired all of the outstanding shares of iContact Corporation (iContact), a provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails to engage, educate and retain customers. We believe the acquisition will provide an email capability component to our cloud marketing suite. The purchase price consisted of approximately $90.5 million of cash, 401,701 shares of our common stock, with a deemed value at issuance of approximately $9.3 million and 1,000,000 shares of our newly-created Series A convertible preferred stock, with a deemed value at issuance of approximately $78.8 million, aggregating to approximately $168.6 million of total consideration, net of $10.0 million cash acquired. The acquisition will be accounted for under the purchase method of accounting, and we will recognize assets acquired and liabilities assumed at their fair values. We are currently evaluating the purchase price allocation and expect to complete it in the first quarter of 2012. For more information, please refer to Note 14, Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Acquisitions

In addition to the iContact acquisition noted above, we completed several acquisitions of privately-held entities during the years ended December 31, 2010 and 2011. These acquisitions were accounted for under the purchase method of accounting. The consolidated financial statements include the operating results of each business from its respective acquisition date. Acquisition-related transaction costs incurred are included in general and administrative expenses in the consolidated statements of operations.

North Social

On February 24, 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. We believe the acquisition broadens our social media solution. The purchase price at the acquisition date consisted of approximately $7.0 million cash paid at closing and $5.1 million of contingent consideration for the achievement of certain financial milestones within the following 24 months. In February 2012, we paid $3.0 million of the contingent consideration for the achievement of certain financial milestones. The contingent consideration could result in additional payments of up to $15.0 million. We recorded $101,000 of identifiable intangible assets, $11.9 million of goodwill which is deductible for tax purposes and $78,000 of other net tangible assets. The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. During the year ended December 31, 2011, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. The additional expense of $1.9 million was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2011. The fair value of the contingent consideration liability as of December 31, 2011 was $6.9 million. Acquisition-related costs incurred for the acquisition were not material.

Datapresse

On April 16, 2010, we acquired all of the outstanding shares of Data Presse SAS (Datapresse), a provider of media content and cloud-based public relations software in France which expanded our presence in Europe. Datapresse’s cloud-based software complements our existing cloud marketing suite. The purchase consideration consisted of approximately $9.7 million in cash paid at closing and $572,000 of contingent consideration for the achievement of certain financial metrics for the twelve month period ending April 30, 2011. We recorded $4.7 million of identifiable intangible assets and $5.9 million of goodwill. During the years ended December 31, 2010 and 2011, the fair value of the contingent consideration was adjusted based on the actual performance from the acquisition date through April 30, 2011. The additional expense of $44,000 and $99,000 was included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2010 and 2011, respectively. During 2011, we made payments in the amount of $715,000 which represented the full settlement of the contingent consideration liability. We incurred acquisition-related costs of approximately $747,000 in 2010, which are included in general and administrative expenses.

Other Acquisitions

In 2010, we completed three additional acquisitions of privately-held entities primarily to expand our product offerings and enhance our technology base. These acquisitions were not material individually or in the aggregate. The entities were acquired for a total of approximately $3.1 million in cash and $811,000 of contingent consideration for the achievement of revenue targets in 2010 and 2011. We recorded approximately $1.4 million of identifiable intangible assets, $1.8 million of goodwill that is not deductible for tax purposes and $1.6 million of goodwill that is deductible for tax purposes. In connection with one of the acquisitions, we identified an uncertain tax position, and, as a result recorded $758,000 in other liabilities in the consolidated balance sheet at December 31, 2010. During the years ended December 31, 2010 and 2011, the fair value of the contingent consideration was adjusted based on actual performance. The additional expense of $504,000 was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2010. The fair value adjustment to contingent consideration was not material for the year ended December 31, 2011. In 2011, we made payments in the amount of $699,000 related to the contingent consideration. As of December 31, 2011, the fair value of the liability remaining for the contingent consideration was $606,000 and is included in accrued expenses. Acquisition-related costs incurred for these acquisitions were not material.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from news distribution services. Our subscription agreements contain multiple service elements and deliverables, which generally include use of our cloud-based software, news distribution services, hosting services, content and content updates and customer support and may also include implementation and training services. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with monthly or multi-year terms. We separately invoice our customers in advance of their subscription, with payment terms that generally require our customers to pay us generally within 30 days of invoice. Our subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Our subscription agreements may include amounts that are not yet contractually billable to customers, and any such unbilled amounts are not recorded in deferred revenue until invoiced.

Additionally, we derive revenue on a per-transaction basis from our news distribution services. We generally receive payment in advance of the online distribution of the news release.

Professional services revenue consists primarily of data migration, custom development and training. Our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us within 30 days of invoice. During the year ended December 31, 2011, professional services accounted for approximately 1% of our revenues.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues has consisted primarily of compensation for training, editorial and support personnel, hosting infrastructure, press release distribution, acquisition, maintenance and amortization of the information database, amortization of purchased technology from business combinations, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer and office supplies, management information systems and depreciation for computer equipment based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their marketing efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect in 2012, cost of revenues will increase in absolute dollars but will remain flat or decrease slightly as a percentage of revenues.

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

We plan to continue to invest in sales and marketing to add new customers, increase sales to our existing customers and increase sales of our online news release distribution services. Such investments will include adding sales personnel and expanding our marketing activities to build brand awareness and generate additional sales leads. We expect in 2012, sales and marketing expenses will increase in absolute dollars and as a percentage of revenues.

Research and Development. Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our cloud-based software. Because of our hosted solutions, we are able to provide our customers with a single, shared version of our most recent application, which enables us to have relatively low expenses as compared to traditional enterprise software business models. We expect that in 2012, research and development expenses will increase in absolute dollars and increase slightly as a percentage of revenues.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related transaction costs, third-party payment processing and credit card fees, facilities rent, other corporate expenses, fair value adjustments to contingent consideration and allocated overhead. We expect that in 2012, general and administrative expenses will increase in absolute dollars but will decrease as a percentage of revenues.

Amortization of Intangible Assets. Amortized intangible assets consist of customer relationships, trade names and agreements not-to-compete acquired in business combinations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of Vocus, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain changes to prior year balance sheet amounts have been made in accordance with the accounting for business combinations to reflect adjustments made during the measurement period to preliminary amounts recorded for the estimated fair value of acquired net assets of one of our 2010 business acquisitions. For more information, please refer to Note 7 Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to the allowance for doubtful accounts, software development costs, useful lives of property, equipment and software, intangible assets and goodwill, contingent liabilities, revenue recognition, fair value of stock-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

We believe that of our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K, the following accounting policies involve a greater degree of judgment or complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

On January 1, 2011, we adopted the provisions of the new accounting guidance for multiple-deliverable revenue arrangements entered into or materially modified on or after January 1, 2011 that contain subscription services sold with news distribution services or professional services on a prospective basis and determined the adoption did not have a material impact on our financial statements. Our separate units of accounting consist of subscription services, news distribution services and professional services. We allocate consideration to each deliverable in multiple element arrangements based on the relative selling prices and recognize revenue as the respective services are delivered or performed.

We established VSOE of selling price for certain of our news distribution services as the selling price for a substantial majority of stand-alone sales falls within a narrow range around the median selling price. We determined TPE of selling price is not available for any of our services due to differences in the features and functionality compared to competitor’s products. We determined ESP for the remaining deliverables by analyzing factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

We also distribute individual news releases to the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. We recognize revenue on a per-transaction basis when the press releases are made available to the public.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Sales Commissions. Sales commissions are expensed when a subscription agreement is executed by the customer. As a result, we incur sales expense before the recognition of the related revenues.

Stock-Based Compensation. We recognize compensation expense for equity awards based on the fair value of the award and on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We use the quoted closing market price of our common stock on the grant date to measure the fair value of our restricted stock awards. We use the Black-Scholes option pricing model to measure the fair value of our option awards. We use the daily historical volatility of our stock price over the expected life of the options to calculate the expected volatility. The expected term of option awards granted through March 31, 2011 was calculated using the simplified method, which is equal to the midpoint between the vesting date and the end of the contractual term of the award. Based on stock option exercise activity through the three months ended June 30, 2011, we determined that we had sufficient historical exercise data to estimate the expected term for option awards using a combination of historical exercise data with expected future exercise patterns using the average midpoint between vesting and the contractual term for outstanding awards for all option awards granted after March 31, 2011. This change in estimate did not have a material impact on our financial statements. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

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

Goodwill and Long-Lived Assets. Goodwill is not amortized, but rather is assessed for impairment at least annually. Goodwill impairment is evaluated using a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We operate under one reporting unit and, as a result, evaluate goodwill impairment based on our fair value as a whole.

We use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. The results of our most recent annual assessment performed on November 1, 2011 did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. We also review the carrying amount of our reporting unit to its fair value based on quoted market prices of our common stock, or market capitalization. Our market capitalization exceeded our carrying amount. No events or circumstances occurred from the date of the assessment through December 31, 2011 that would impact this conclusion. Subsequent to December 31, 2011, we experienced a decline in our market capitalization due to a recent decline in our stock price; however, our market capitalization continues to exceed the carrying amount of our reporting unit.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the years ended December 31, 2009 and 2010. Impairment charges for long-lived assets for the year ended December 31, 2011 were not material.

Income taxes. We use the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating losses and tax-credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Net deferred tax assets are reduced by the valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In the fourth quarter of 2011, based on recent operating results and our current projections of future losses, we established a full valuation allowance on our U.S. federal and state net deferred tax assets as we concluded at this time that it is more likely than not that we will not realize the benefits of our deferred tax assets. We have historically maintained a full valuation allowance on net deferred tax assets of certain of our foreign subsidiaries because we determined that it is more likely than not that we will not realize the benefits of our foreign deferred tax assets.

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Our estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2011.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2009	2010	2011
Revenues	100%	100%	100%
Cost of revenues	18	20	19

Gross profit	82	80	81
Operating expenses:
Sales and marketing	49	51	50
Research and development	6	6	7
General and administrative	25	25	26
Amortization of intangible assets	2	2	2

Total operating expenses	82	84	85
Income (loss) from operations	—	(4)	(4)
Other income, net	1	—	—

Income (loss) before provision for income taxes	1	(4)	(4)
Provision for income taxes	3	—	9

Net loss	(2)%	(4)%	(13)%

Years Ended December 31, 2011 and 2010

Revenues. Revenues for 2011 were $114.9 million, an increase of $18.1 million, or 19%, over revenues of $96.8 million for 2010. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 11,907 as of December 31, 2011 from 8,574 as of December 31, 2010. Total revenue from active subscription customers through businesses acquired in 2010 and 2011 contributed $3.2 million of incremental revenue in 2011. The remaining increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing exiting customers. Revenue growth from the increase in active subscription customers, excluding revenue from acquired companies, was $15.0 million. Total deferred revenue as of December 31, 2011 was $63.0 million, representing an increase of $6.4 million, or 11.3%, over total deferred revenue of $56.6 million as of December 31, 2010.

Cost of Revenues. Cost of revenues for 2011 was $21.9 million, an increase of $3.0 million, or 15%, over cost of revenues of $18.9 million for 2010. The increase in cost of revenues was due to an increase of $932,000 in employee related costs, $957,000 in third-party license and royalty fees for content and $731,000 in amortization and depreciation primarily related to the launch of our social media product, acquired technologies from business combinations and from server expansions and upgrades completed in 2011. We had 210 full-time employee equivalents in our professional and other support services group at December 31, 2011, compared to 208 full-time employee equivalents at December 31, 2010.

Sales and Marketing Expenses. Sales and marketing expenses for 2011 were $57.5 million, an increase of $7.9 million, or 16%, over sales and marketing expenses of $49.6 million for 2010. The increase was primarily due to an increase of $4.1 million in employee related costs from additional personnel, $1.1 million in sales commissions and incentive compensation, $786,000 in marketing program costs and $873,000 in stock-based compensation. We had 446 full-time sales and marketing employee equivalents as of December 31, 2011, compared to 334 full-time employee equivalents as of December 31, 2010.

Research and Development Expenses. Research and development expenses for 2011 were $7.6 million, an increase of $1.7 million, or 28%, compared to research and development expenses of $5.9 million for 2010. The increase in research and development was primarily due to an increase of $477,000 in employee-related costs and $573,000 in stock-based compensation. For the year ended 2011 and 2010, we capitalized $258,000 and $511,000, respectively of research and development employee-related costs for internally developed software. We had 43 full-time employee equivalents in research and development as of December 31, 2011, compared to 46 full-time employee equivalents at December 31, 2010.

General and Administrative Expenses. General and administrative expenses for 2011 were $30.1 million, an increase of $6.5 million, or 28%, over general and administrative expenses of $23.6 million for 2010. The increase in general and administrative expenses was primarily due to increases of $1.5 million in employee-related costs, $1.4 million in rent and facility costs relating to the expansion and relocation of certain of our offices and headquarters, $1.4 million of expense related to the fair value adjustment of contingent consideration for acquisitions, $682,000 in stock-based compensation and $326,000 in transaction costs from the termination of a potential acquisition. We had 80 full-time employee equivalents in our general and administrative group at December 31, 2011, compared to 67 full-time employee equivalents at December 31, 2010.

Amortization of Intangible Assets. Amortization of intangible assets for 2011 was $2.0 million, a decrease of $277,000, or 12%, compared to amortization of intangible assets of $2.3 million for 2010. The decrease in amortization is primarily related to certain intangible assets from the acquisition of PRWeb in 2006 that were fully amortized in the third quarter of 2011, partially offset by increases in amortization of acquired intangible assets from our 2010 and 2011 business acquisitions.

Other Income (Expense). Other income for 2011 was $279,000, an increase of $208,000, or 293%, compared to $71,000 for 2010, primarily due to changes in foreign currency exchange gains and losses.

Provision for Income Taxes. The provision for income taxes for 2011 was $10.6 million, an increase of $10.4 million, or 587%, compared to the provision for income taxes of $178,000 for 2010. The increase primarily relates to the establishment of the valuation allowance against our U.S. deferred tax assets. Our effective tax rate for 2011 differs from the U.S. federal statutory rates primarily due to the establishment of the valuation allowance against our U.S. deferred tax assets and, to a lesser extent, due to certain non-deductible expenses, including stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and, state income taxes.

Our effective tax rate for 2010 differs from the U.S. federal statutory rates due to certain non-deductible expenses, including stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and, to a lesser extent, state income taxes.

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

Cost of Revenues. Cost of revenues for 2010 was $18.9 million, an increase of $3.4 million, or 22%, over cost of revenues of $15.5 million for 2009. The increase in cost of revenues was due to an increase of $1.2 million in employee-related costs from additional personnel, $305,000 in third-party license and royalty fees for content, $265,000 in hosting infrastructure costs, $342,000 in amortization and depreciation primarily related to the launch of our social media product and acquired technologies from business combinations and $137,000 in stock-based compensation. We had 208 full-time employee equivalents in our professional and other support services group at December 31, 2010, compared to 146 full-time employee equivalents at December 31, 2009. The increase in our headcount was partially due to our acquisitions in 2010.

Sales and Marketing Expenses. Sales and marketing expenses for 2010 were $49.6 million, an increase of $8.5 million, or 21%, over sales and marketing expenses of $41.1 million for 2009. The increase was primarily due to an increase of $4.1 million in employee-related costs from additional personnel, $2.8 million in sales commissions and incentive compensation and $1.4 million in marketing program costs, offset by a decrease of $500,000 in stock-based compensation. We had 334 full-time sales and marketing employee equivalents as of December 31, 2010, compared to 257 full-time employee equivalents as of December 31, 2009. The increase in our headcount was partially due to our acquisitions in 2010.

Research and Development Expenses. Research and development expenses for 2010 were $5.9 million, an increase of $1.2 million, or 26%, compared to research and development expenses of $4.7 million for 2009. The increase in research and development was primarily due to an increase of $487,000 in employee-related costs from additional personnel and $517,000 in stock-based compensation. For the year ended 2010 and 2009, we capitalized $511,000 and $160,000, respectively of employee-related costs for internally developed software. We had 46 full-time employee equivalents in research and development as of December 31, 2010, compared to 31 full-time employee equivalents at December 31, 2009. The increase in our headcount was partially due to our acquisitions in 2010.

General and Administrative Expenses. General and administrative expenses for 2010 were $23.6 million, an increase of $2.6 million, or 12%, over general and administrative expenses of $21.0 million for 2009. The increase in general and administrative expenses was primarily due to an increase of $951,000 in employee-related costs, $452,000 in incentive compensation, $1.2 million in professional fees primarily for acquisition costs, $548,000 of expense related to the fair value adjustment of contingent consideration for acquisitions, offset by a decrease of $244,000 in stock-based compensation. We had 67 full-time employee equivalents in our general and administrative group at December 31, 2010, compared to 51 full-time employee equivalents at December 31, 2009. The increase in our headcount was partially due to our acquisitions in 2010.

Amortization of Intangible Assets. Amortization of intangible assets for 2010 was $2.3 million, an increase of $372,000, or 19%, compared to amortization of intangible assets of $1.9 million for 2009. The increase in amortization is primarily attributable to the intangible assets related to the acquisitions of businesses in 2010.

Other Income (Expense). Other income for 2010 was $71,000, a decrease of $383,000, or 84%, compared to $454,000 for 2009. The continued decline in interest rate yields for fixed income securities resulted in decreased interest income.

Provision for Income Taxes. The provision for income taxes for 2010 was $178,000, a decrease of $2.7 million, or 94%, compared to provision for income taxes of $2.9 million for 2009. Our effective tax rate for each period differs from the U.S. federal statutory rates primarily due to certain non-deductible expenses, including stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes.

Liquidity and Capital Resources

As of December 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $98.3 million, investments totaling $9.9 million and net accounts receivable totaling $23.5 million. Our cash equivalents and investments primarily consisted of money market funds, commercial paper and government-sponsored agency debt securities.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2011 was $31.1 million, reflecting a net loss of $14.6 million, non-cash charges for depreciation and amortization of $5.2 million, stock-based compensation of $14.9 million, $5.8 million increase in other liabilities primarily due to an increase in the long-term portion of the leasehold incentive obligation from our new headquarters lease in the third quarter of 2011, and a net change of $3.4 million in accounts receivable and deferred revenue due to our acquisitions and growth in our subscription agreements invoiced in 2011. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2011 was $25.5 million, which primarily resulted from investments in property, equipment and software of $13.8 million primarily related the relocation of our headquarters in the third quarter of 2011, the acquisition of North Social in the first quarter of 2011 of $6.9 million and net purchase of investments of $4.5 million.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2011 was $2.0 million which primarily resulted from proceeds received from the exercises of stock option awards of $19.0 million, offset by our purchase of 978,709 shares of our common stock at an aggregate cost of $20.0 million and $1.3 million for payments of contingent cash consideration for certain of our 2010 business acquisitions for the portion of the fair value of the liability at each respective acquisition date.

On March 30, 2010, we signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. We relocated our corporate headquarters to the leased premises in the third quarter of 2011. Rental payments began on April 1, 2011. The aggregate minimum lease commitment was approximately $21.5 million. In addition, under the terms of the lease, the landlord reimbursed us approximately $6.4 million for leasehold improvements, which is recorded as a reduction to rent expense ratably over the term of the lease. In May 2010, we established an irrevocable letter of credit in favor of the landlord in the amount of $714,000. The letter of credit does not require a compensating balance and is active through May 2023. In accordance with the terms of the lease agreement, we are permitted to reduce the letter of credit by approximately $119,000 annually for each of the first five years commencing May 2012. As of December 31, 2011, the outstanding balance was $714,000, and no amounts had been drawn against it.

In February 2011, we established two letters of credit in favor of our principal landlord in the United Kingdom in the amounts of $564,000 in the aggregate. The letters of credit do not require a compensating balance and are active through 2016. As of December 31, 2011, the outstanding balances were $545,000 in the aggregate; and no amounts had been drawn against them.

In February 2011, we acquired substantially all of the assets and assumed certain liabilities of North Social. The purchase price at the acquisition date consisted of approximately $7.0 million cash paid at closing and $5.1 million of contingent consideration for the achievement of certain financial milestones within the following 24 months. In February 2012, we paid $3.0 million of the contingent consideration for the achievement of certain financial milestones. The contingent consideration could result in additional payments of up to $15.0 million.

On February 24, 2012, we acquired all of the outstanding shares of capital stock of iContact for approximately $90.5 million of cash, approximately $9.3 million of common stock and approximately $78.8 million of redeemable convertible preferred stock, aggregating to approximately $168.6 million of total consideration, net of $10.0 million cash acquired. On February 24, 2017, we will be required to redeem each issued and outstanding share of Series A convertible preferred stock for $77.30 per share from our legally available funds, or such lesser amount of shares as we may then redeem under Delaware corporate law. Each share of Series A convertible preferred stock is convertible into shares of our common stock at any time at the option of the holder. For conversions occurring on or before February 24, 2017, each share of Series A convertible preferred stock may be converted into 3.0256 shares of common stock (subject to customary adjustments). On and after February 25, 2017, each share of Series A convertible preferred stock which has not been redeemed may be converted into 3.3282 shares of common stock (subject to customary adjustments). Please refer to Note 14, Subsequent Events, of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for more information.

On February 27, 2012, in connection with the iContact acquisition, we established a $15.0 million revolving credit facility with a major lending institution which will be available for use until February 27, 2013. The revolving credit facility is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The revolving credit facility has a one-year term, renewable annually and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we will pay a fee equal to 0.4% on any unused funds under the revolving credit facility. As collateral for extension of credit under the facility, we granted security interests in favor of the institution of substantially all of our assets, and we pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries.

As of December 31, 2011, $20.0 million remained available for purchases under our stock repurchase program. Although we have repurchased stock during the years ended December 31, 2009, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of December 31, 2011, we had U.S. federal and state net operating loss carryforwards of $24.0 million and $11.1 million, respectively which may be available to offset potential payments of future income tax liabilities and which, if unused, will begin to expire in 2026.

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our cash, cash equivalents and investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next twelve months. Our cash requirements in the future may also be financed through our revolving credit facility or additional equity financing. There can be no assurance that financing would come at favorable terms, if at all.

The following table summarizes our contractual obligations as of December 31, 2011 that requires us to make future cash payments.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$25,589	$2,647	$5,506	$4,842	$12,594
Contractual commitments	6,151	4,467	1,679	5	—
Contingent consideration(1)	7,537	6,795	742	—	—
Long-term debt under note payable	189	92	97	—	—
Interest on long-term debt under note payable	15	9	6	—	—
Capital lease obligations	513	127	229	157	—

Total obligations	$39,994	$14,137	$8,259	$5,004	$12,594

(1)	The amounts included in the table above represent the fair value of the liability for contingent consideration as of December 31, 2011, of which $6.8 million and $742,000 are included in accrued expenses and other liabilities, respectively. In February 2012, we paid $3.0 million of the contingent consideration. The contingent consideration could result in additional payments of up to $15.0 million for the achievement of certain financial milestones. The amounts in excess of $7.5 million are not included in the table above.

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

On February 24, 2012, we acquired iContact. In connection with the acquisition, we issued 1,000,000 shares of our newly created Series A convertible preferred stock, with a deemed value of approximately $78.8 million at issuance. On February 24, 2017, we will be required to redeem each issued and outstanding share of Series A convertible preferred stock for $77.30 per share from our legally available funds, or such lesser amounts as we may then redeem under Delaware corporate law. Each share of Series A convertible preferred stock is convertible into shares of our common stock at any time at the option of the holder. For conversions occurring on or before February 24, 2017, each share of Series A convertible preferred stock may be converted into 3.0256 shares of common stock (subject to customary adjustments, and subject to increase if we fail to fulfill our obligation to redeem the preferred stock on February 24, 2017). On or after February 25, 2017, each share of Series A convertible preferred stock which has not been redeemed may be converted into 3.3282 shares of common stock (subject to customary adjustments). This obligation is not included in the table above as the acquisition occurred subsequent to December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro, Philippine peso, Hong Kong dollar and Chinese yuan. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues denominated in a foreign currency were approximately 6% of our total revenues in the year ended 2009, 11% of our total revenues in the year ended 2010, and 14% of our total revenues in the year ended December 31, 2011. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

Interest Rate Sensitivity

Our cash equivalents and investments consist primarily of money market funds, corporate notes and bonds, government-sponsored agency securities and other debt securities. Our interest income is subject to interest rate risk. For the year ended December 31, 2011, a fluctuation in interest rates of 1 percentage point would change interest income by approximately $1.0 million.

Our variable rate debt consists of a note payable that bears interest at the Euribor rate plus 1.6%. As of December 31, 2011, outstanding borrowings were approximately $189,000, and therefore, fluctuations in interest rates would not have materially affected our interest expense.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Vocus, Inc. and Subsidiaries,

We have audited Vocus, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vocus, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vocus, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2010 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

March 15, 2012

Item 9B.	Other Information

The following disclosure is made in lieu of filing a Current Report on Form 8-K, Item 2.05, Costs Associated with Exit or Disposal Activities:

On March 14, 2012, we provided notification to certain employees of iContact that we are terminating their employment immediately in an effort to eliminate redundancies in the combined workforce. As a result, the employees affected will receive cash payments for severance and outplacement services of approximately $1.7 million. We expect to complete payments of these amounts through the second quarter of 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets as of December 31, 2010 and 2011;

•	Consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011;

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2010 and 2011;

•	Consolidated statements of cash flows for the years ended December 31, 2009, 2010 and 2011; and

•	Notes to consolidated financial statements.

2.	Consolidated Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts.

All other financial schedules are not required under the related instructions or are inappropriate and therefore have been omitted.

(b)	Exhibits

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

Date: March 15, 2012

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

Signature	Title	Date

/S/ RICHARD RUDMAN	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 15, 2012
Richard Rudman

/S/ STEPHEN VINTZ Stephen Vintz	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	March 15, 2012

/S/ KEVIN BURNS	Director	March 15, 2012
Kevin Burns

/S/ GARY GOLDING	Director	March 15, 2012
Gary Golding

/S/ GARY GREENFIELD	Director	March 15, 2012
Gary Greenfield

/S/ RONALD KAISER	Director	March 15, 2012
Ronald Kaiser

/S/ ROBERT LENTZ	Director	March 15, 2012
Robert Lentz

/S/ JIT SINHA	Director	March 15, 2012
Jit Sinha

Vocus, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Vocus, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocus, Inc. and subsidiaries as of December 31, 2010 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vocus, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

March 15, 2012

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2011
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$94,918	$98,284
Short-term investments	5,496	9,895
Accounts receivable, net of allowance for doubtful accounts of $182 and $244 at December 31, 2010 and December 31, 2011, respectively	20,846	23,504
Current portion of deferred income taxes	365	82
Prepaid expenses and other current assets	3,790	1,966

Total current assets	125,415	133,731
Property, equipment and software, net	6,183	17,843
Intangible assets, net	7,534	5,094
Goodwill	26,278	38,029
Deferred income taxes, net of current portion	8,314	—
Other assets	156	1,046

Total assets	$173,880	$195,743

Current liabilities:
Accounts payable	$652	$725
Accrued compensation	3,375	3,695
Accrued expenses	5,429	13,463
Current portion of notes payable and capital lease obligations	152	176
Current portion of deferred revenue	55,722	62,010

Total current liabilities	65,330	80,069
Notes payable and capital lease obligations, net of current portion	192	854
Other liabilities	2,005	8,331
Deferred income taxes, net of current portion	1,065	2,781
Deferred revenue, net of current portion	854	987

Total liabilities	69,446	93,022
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and December 31, 2011	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 20,374,267 and 21,750,525 issued at December 31, 2010 and December 31, 2011, respectively; 17,982,425 and 18,722,384 shares outstanding at December 31, 2010 and December 31, 2011, respectively	204	218
Additional paid-in capital	166,985	200,273
Treasury stock, 2,391,842 and 3,028,141 shares at December 31, 2010 and December 31, 2011, respectively, at cost	(28,417)	(48,423)
Accumulated other comprehensive loss	(175)	(607)
Accumulated deficit	(34,163)	(48,740)

Total stockholders’ equity	104,434	102,721

Total liabilities and stockholders’ equity	$173,880	$195,743

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands, except per share data)
Revenues	$84,579	$96,760	$114,874
Cost of revenues	15,461	18,932	21,857

Gross profit	69,118	77,828	93,017
Operating expenses:
Sales and marketing	41,123	49,620	57,543
Research and development	4,675	5,891	7,561
General and administrative	21,018	23,587	30,129
Amortization of intangible assets	1,926	2,298	2,021

Total operating expenses	68,742	81,396	97,254
Income (loss) from operations	376	(3,568)	(4,237)
Other income (expense):
Interest and other income	485	224	317
Interest and other expense	(31)	(153)	(38)

Total other income	454	71	279
Income (loss) before provision for income taxes	830	(3,497)	(3,958)
Provision for income taxes	2,854	178	10,619

Net loss	$(2,024)	$(3,675)	$(14,577)

Net loss per share:
Basic	$(0.11)	$(0.21)	$(0.78)
Diluted	$(0.11)	$(0.21)	$(0.78)
Weighted average shares outstanding used in computing per share amounts:
Basic	18,077,616	17,921,238	18,743,305
Diluted	18,077,616	17,921,238	18,743,305

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2008	19,380,866	$194	$129,897	$(10,783)	$564	$(28,464)	$91,408
Exercise of stock options	264,133	3	2,400	—	—	—	2,403
Vesting of restricted stock awards	209,586	2	(2)	—	—	—	—
Tax benefit from equity awards	—	—	4,088	—	—	—	4,088
Repurchase of 265,404 shares of common stock	—	—	—	(4,131)	—	—	(4,131)
Stock-based compensation	—	—	12,896	—	—	—	12,896
Comprehensive loss:
Foreign currency translation	—	—	—	—	(225)	—	(225)
Net unrealized loss on available for sale securities, net of tax	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	(2,024)	(2,024)

Total comprehensive loss							(2,283)

Balance at December 31, 2009	19,854,585	199	149,279	(14,914)	305	(30,488)	104,381
Exercise of stock options	349,208	3	4,160	—	—	—	4,163
Vesting of restricted stock awards	170,474	2	(2)	—	—	—	—
Tax benefit from equity awards	—	—	681	—	—	—	681
Repurchase of 918,681 shares of common stock	—	—	—	(13,503)	—	—	(13,503)
Stock-based compensation	—	—	12,867	—	—	—	12,867
Comprehensive loss:
Foreign currency translation	—	—	—	—	(474)	—	(474)
Net unrealized loss on available for sale securities, net of tax	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(3,675)	(3,675)

Total comprehensive loss							(4,155)

Balance at December 31, 2010	20,374,267	204	166,985	(28,417)	(175)	(34,163)	104,434
Exercise of stock options	1,219,643	12	18,940	—	—	—	18,952
Vesting of restricted stock awards	156,615	2	(2)	—	—	—	—
Tax deficiency from equity awards	—	—	(586)	—	—	—	(586)
Repurchase of 978,709 shares of common stock	—	—	—	(20,006)	—	—	(20,006)
Stock-based compensation	—	—	14,936	—	—	—	14,936
Comprehensive loss:
Foreign currency translation	—	—	—	—	(442)	—	(442)
Net unrealized gain on available for sale securities, net of tax	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(14,577)	(14,577)

Total comprehensive loss							(15,009)

Balance at December 31, 2011	21,750,525	$218	$200,273	$(48,423)	$(607)	$(48,740)	$102,721

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(2,024)	$(3,675)	$(14,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,658	1,971	2,655
Amortization of intangible assets	1,926	2,440	2,501
Loss on disposal of assets	3	8	68
Impairment of long-lived assets	—	—	100
Stock-based compensation	12,892	12,802	14,915
Adjustments to fair value of contingent consideration	—	548	1,941
Provision for doubtful accounts	265	118	408
Deferred income taxes	(1,631)	(835)	9,789
Excess tax benefit from equity awards	(5,048)	(883)	(34)
Payments of contingent consideration for business acquisitions in excess of fair value on acquisition date	—	—	(147)
Changes in operating assets and liabilities:
Accounts receivable	(3,642)	(1,730)	(3,081)
Prepaid expenses and other current assets	1,621	(1,270)	1,910
Other assets	(93)	4	(230)
Accounts payable	616	(760)	66
Accrued compensation	75	609	337
Accrued expenses	4,814	899	2,173
Deferred revenue	4,624	7,043	6,523
Other liabilities	23	441	5,827

Net cash provided by operating activities	16,079	17,730	31,144
Cash flows from investing activities
Business acquisitions, net of cash acquired	—	(9,851)	(6,947)
Purchases of property, equipment and software	(1,445)	(2,602)	(13,758)
Software development costs	(156)	(446)	(305)
Proceeds from disposal of assets	—	5	14
Purchases of available-for-sale securities	(32,332)	(10,034)	(22,907)
Maturities of available-for-sale securities	35,183	23,379	18,390

Net cash provided by (used in) investing activities	1,250	451	(25,513)
Cash flows from financing activities
Repurchases of common stock	(4,131)	(13,503)	(20,006)
Proceeds from exercises of stock options	2,403	4,163	18,952
Excess tax benefit from equity awards	5,048	883	34
Payments of contingent consideration for business acquisitions	—	—	(1,289)
Proceeds from notes payable	—	—	440
Payments on notes payable and capital lease obligations	(218)	(317)	(177)

Net cash provided by (used in) financing activities	3,102	(8,774)	(2,046)
Effect of exchange rate changes on cash and cash equivalents	(43)	(306)	(219)

Net increase in cash and cash equivalents	20,388	9,101	3,366
Cash and cash equivalents at beginning of year	65,429	85,817	94,918

Cash and cash equivalents at end of year	$85,817	$94,918	$98,284

Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$39	$22
Cash paid for income taxes, net of refunds	$101	$1,126	$(251)
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$90	$11	$440

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of cloud marketing software that allows organizations of all sizes to reach and influence buyers across social networks, online and through the media. The Company provides a suite of software for social media marketing, search marketing, email marketing and publicity, creating a comprehensive solution for its customers to generate awareness and build their reputation. The Company is headquartered in Beltsville, Maryland with sales and other offices in the United States, Europe, Asia and Morocco.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of Vocus, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain changes to prior year balance sheet amounts have been made in accordance with the accounting for business combinations to reflect adjustments made during the measurement period to preliminary amounts recorded for the estimated fair value of acquired net assets of one of the Company’s 2010 business acquisitions. Refer to Note 7, Goodwill and Intangible Assets for additional information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, software development costs, useful lives of property, equipment and software, intangible assets and goodwill, contingent liabilities, revenue recognition, fair value of stock-based awards and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2010 and 2011. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the years ended December 31, 2009, 2010, and 2011 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2010 and 2011, the net unrealized gains or losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2011.

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

Allowance for Doubtful Accounts

Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to the estimated net realizable value. These estimates are made by analyzing the status of significant past-due receivables and by establishing provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from prior estimates.

Software Development and Information Database Costs

The Company incurs software development costs related to its cloud-based software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and are amortized using the straight-line method over the estimated useful life of the software, generally two years. All other development costs are expensed as incurred. The Company capitalized the initial costs to acquire and develop its proprietary information database, which consists of media contacts and outlets and other relevant data integrated as part of the Company’s cloud-based solutions. These costs are amortized using the straight-line method over the estimated useful lives of nine to thirteen years. Costs to maintain and update the information database are expensed as cost of revenues as incurred. For the years ended December 31, 2009, 2010 and 2011, the Company recorded amortization expense of $310,000, $438,000 and $581,000, respectively.

Property, Equipment and Software

Property, equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: two to five years for purchased and internally developed software and computer and office equipment and five to seven years for office furniture. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded in the results of operations.

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names, agreements not-to-compete and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the years ended December 31, 2009 and 2010. Impairment charges for long-lived assets for the year ended December 31, 2011 were not material.

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

The Company uses an income approach based on discounted cash flows to determine the fair value of its reporting unit. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage the Company’s operations. The results of the Company’s most recent annual assessment performed on November 1, 2011 did not indicate any impairment of goodwill and, as such, the second step of the impairment test was not required. The Company also reviews the carrying amount of the reporting unit to its fair value based on quoted market prices of the Company’s common stock, or market capitalization. The market capitalization of the Company exceeded its carrying amount. No events or circumstances occurred from the date of the assessment through December 31, 2011 that would impact this conclusion. Subsequent to December 31, 2011, the Company experienced a decline in its market capitalization due to a recent decline in its stock price; however, the market capitalization continues to exceed the carrying amount of the Company’s reporting unit.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Transaction gains and losses in currencies other than the functional currency are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the years ended December 31, 2009, 2010 and 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. The components of accumulated other comprehensive loss are as follows (in thousands):

	As of December 31,
	2010	2011
Foreign currency translation adjustment	$(175)	$(617)
Unrealized net gain on available-for-sale securities, net of tax	—	10

Accumulated other comprehensive loss	$(175)	$(607)

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

Prior to January 1, 2011, the Company determined that it did not have objective and reliable evidence of fair value of the undelivered elements in its arrangements. As a result, the Company considered all elements in its multiple element subscription arrangements as a single unit of accounting and recognized all revenue from its multiple element subscription arrangements ratably over the term of the subscription. The subscription term commenced on the earlier of the start date specified in the subscription arrangement or the date access to the software was provided to the customer. Professional services sold separately from a subscription arrangement were recognized as the services were performed.

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

The Company established VSOE of selling price for certain of its news distribution services as the selling price for a substantial majority of stand-alone sales fall within a narrow range around the median selling price. The Company determined TPE of selling price is not available for any of its services due to differences in the features and functionality compared to competitor’s products. The Company determined ESP for the remaining deliverables by analyzing factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

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

Deferred Revenue

Deferred revenue consists of payments received from or billings to customers in advance of revenue recognition. Deferred revenue to be recognized in the succeeding twelve month period is included in current deferred revenue with the remaining amounts included in non-current deferred revenue.

Sales Commissions

Sales commissions are expensed when a subscription agreement is executed by the customer.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2009, 2010 and 2011 were $4,955,000, $5,219,000 and $4,291,000, respectively.

Stock-Based Compensation

The Company’s share-based arrangements include stock option awards and restricted stock awards. The Company recognizes compensation expense for its equity awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. The Company uses the quoted closing market price of its common stock on the grant date to measure the fair value of restricted stock awards and the Black-Scholes option pricing model to measure the fair value of stock option awards. The Company uses the daily historical volatility of its stock price over the expected life of the options to calculate the expected volatility. The expected term of option awards granted through March 31, 2011 was calculated using the simplified method, which is equal to the midpoint between the vesting date and the end of the contractual term of the award. Based on stock option exercise activity through the three months ended June 30, 2011, the Company determined that it had sufficient historical exercise data to estimate the expected term for option awards using a combination of its historical exercise data with expected future exercise patterns using the average midpoint between vesting and the contractual term for outstanding awards for all option awards granted after March 31, 2011. This change in estimate did not have a material impact on the Company’s financial statements. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

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

The Company provides cloud-based software and related services to various customers across several industries. As of December 31, 2010 and 2011, no individual customer accounted for 10% or more of net accounts receivable. For the years ended December 31, 2009, 2010 and 2011, no individual customer accounted for 10% or more of revenue. As of December 31, 2010 and 2011, assets located outside the United States were approximately 13% and 12% of total assets, respectively. Revenues from sales to customers outside the United States were approximately 9%, 13%, and 16% of total revenues for the years ended December 31, 2009, 2010 and 2011, respectively.

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

The Company accounts for uncertain tax positions by recognizing and measuring tax benefits taken or expected to be taken on a tax return. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the recognition threshold is met, only the portion of the tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information) is recorded. The tax benefit that is not recorded is considered an unrecognized tax benefit and disclosed. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The Company is subject to U.S. federal tax, state and foreign tax examinations for years ranging from 2002 to 2011.

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income per share until vested. The Company’s outstanding grants of restricted stock do not contain non-forfeitable dividend rights.

For the years ended December 31, 2009, 2010 and 2011, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the years ended December 31, 2009, 2010 and 2011, diluted earnings per share excluded 2,134,979, 2,478,923 and 1,757,240 outstanding stock options, respectively, and 1,229,358, 1,418,731 and 1,282,323 nonvested shares of restricted stock, respectively.

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on its business as one segment.

Recent Accounting Pronouncements

In September 2011, the FASB issued additional guidance regarding the requirement to test goodwill for impairment on at least an annual basis. Existing guidance requires that the test be performed by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then step two of the test must be performed to measure the amount of the impairment, if any. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted, and will be applied prospectively. The Company will adopt the guidance in the first quarter of 2012 and does not expect the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in both net income and other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted, and will be applied retrospectively. The Company will adopt the guidance in the first quarter of 2012 and does not expect the adoption of this guidance will have a material impact on its financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements. The updated guidance provides clarification on existing fair value measurement requirements, amends certain guidance primarily related to fair value measurements for financial instruments and requires enhanced disclosures about fair value measurements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted, and will be applied prospectively. The Company will adopt the guidance in the first quarter of 2012 and does not expect the adoption of this guidance will have a material impact on its financial statements.

3.	Business Combinations

The Company completed several acquisitions of privately-held entities during the years ended December 31, 2010 and 2011. These acquisitions were accounted for under the purchase method of accounting. The consolidated financial statements include the operating results of each business from its respective acquisition date.

Acquisition of North Social

On February 24, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. The Company believes the acquisition of North Social broadens its social media solution.

The purchase consideration at the acquisition date consisted of approximately $7,000,000 in cash and $5,059,000 of contingent cash consideration for the achievement of certain financial milestones within the following 24 months. In February 2012, the Company paid $3,000,000 of contingent consideration for the achievement of certain financial milestones. The contingent consideration could result in additional payments of up to $15,000,000. The Company recorded approximately $101,000 of identifiable intangible assets, $11,880,000 of goodwill that is deductible for tax purposes, and $78,000 of other net tangible assets. Goodwill is primarily attributable to North Social’s knowledge of applications for Facebook and the opportunity to expand into the rapidly growing social media market. The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. During the year ended December 31, 2011, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. The additional expense of $1,872,000 was included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2011. As of December 31, 2011, the fair value of the liability for the contingent consideration was $6,931,000 of which $6,189,000 and $742,000 is included in accrued expenses and other liabilities, respectively. Acquisition-related costs associated with the acquisition were not material. Pro forma results of operations have not been presented because the acquisition was not material in relation to the Company’s consolidated financial statements.

In connection with the acquisition, the Company deposited $700,000 of the purchase price into an escrow account as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by North Social and its shareholders. The amount is excluded from cash and cash equivalents as the deposit is restricted in nature and is included in other assets in the accompanying consolidated balance sheet at December 31, 2011.

Acquisition of Datapresse

On April 16, 2010, the Company acquired all of the outstanding shares of Data Presse SAS (Datapresse), a provider of media content and cloud-based public relations software in France which expanded the Company’s presence in Europe. Datapresse’s cloud-based software complements the Company’s current suite of cloud-based solutions.

The purchase consideration at the acquisition date consisted of cash paid at closing and contingent cash consideration for the achievement of certain financial metrics for the twelve month period ending April 30, 2011. The Company incurred acquisition-related costs of approximately $747,000 for the year ended December 31, 2010, which are included in general and administrative expenses in the consolidated statements of operations. There were no acquisition related costs for the year ended December 31, 2011.

The purchase consideration at the acquisition date consisted of the following (in thousands):

Cash consideration	$9,723
Fair value of contingent consideration	572

Total purchase consideration at date of acquisition	$10,295

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The identifiable intangible assets include a trade name, customer relationships and purchased technology, and are subject to amortization on a straight-line basis and are being amortized over five to seven years. The Company, with the assistance of a third-party appraiser, assessed the fair value of these assets. The trade name and purchased technology were valued using the relief from royalty method and the customer relationships were valued using a discounted cash flow method. The relief from royalty method assesses the royalty savings an entity realizes since it owns the asset and does not have to pay a license fee to a third-party for its use. These methods require several judgments and assumptions to determine the fair value of the intangible assets including royalty rates, discount rates, customer attrition rates, useful lives of assets and expected levels of cash flows, earnings and revenues. The royalty rates used in the relief from royalty method ranged from 1.5% to 10% based on an analysis of market comparable rates. The discount rate used to estimate future cash flows was approximately 20%. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Datapresse’s technology with the Company’s technology and operations to provide an expansion of products and market reach in Europe.

The allocation of the purchase price was as follows (in thousands):

	Estimated Useful Life	Estimated Fair Value
Cash and cash equivalents		$2,798
Accounts receivable and other current assets		1,389
Other assets		442
Trade name	5 years	218
Customer relationships	7 years	3,617
Purchased technology	5 years	842
Goodwill		5,941
Accounts payable and accrued liabilities		(1,200)
Notes payable and capital lease obligations		(418)
Deferred income taxes		(1,409)
Deferred revenue		(1,793)
Other liabilities		(132)

Total purchase price		$10,295

The fair value of the contingent consideration was adjusted based on actual performance from the acquisition date through April 30, 2011. The additional expense of $44,000 and $99,000 were included in general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2010 and 2011, respectively. During the year ended December 31, 2011, the Company made payments in the amount of $715,000 which represents full settlement of the contingent consideration liability.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2009 and 2010 assumes that the Datapresse acquisition occurred at January 1, 2009. The unaudited pro forma information combines the historical results for the Company with the historical results for Datapresse for the same period. The following unaudited pro forma information is not intended to be indicative of future operating results (dollars in thousands, except per share data):

	Year Ended December 31,
	2009	2010
	(unaudited)
Pro forma revenue	$89,860	$99,836

Pro forma net loss	$(1,433)	$(2,329)

Pro forma net loss per share:
Basic and diluted	$(0.08)	$(0.13)

The Company recognized revenue related to Datapresse of approximately $3,100,000 and incurred a net loss of $455,000 since the date of the acquisition through December 31, 2010.

Other Acquisitions

In 2010, the Company completed three additional acquisitions of privately-held entities primarily to expand its product offerings and enhance its technology base. These acquisitions were not material individually or in the aggregate in relation to the Company’s consolidated financial statements and, as such, pro forma results of operations have not been presented. The entities were acquired for a total of $3,182,000 in cash and $811,000 of contingent consideration for the achievement of revenue targets in 2010 and 2011. The Company recorded $1,436,000 of identifiable intangible assets, $1,823,000 of goodwill that is not deductible for tax purposes and $1,576,000 of goodwill that is deductible for tax purposes. In connection with one of the acquisitions, the Company identified an uncertain tax position, and, as a result recorded $758,000 in other liabilities in the consolidated balance sheet at December 31, 2010. During the years ended December 31, 2010 and 2011, the fair value of the contingent consideration was adjusted based on actual performance. The additional expense of $504,000 was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2010. The fair value adjustment to contingent consideration was not material for the year ended December 31, 2011. In 2011, the Company made payments in the amount of $699,000 related to the contingent consideration. As of December 31, 2011, the fair value of the liability remaining for the contingent consideration was $606,000 and is included in accrued expenses. Acquisition-related costs incurred for these acquisitions were not material.

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2010 were as follows (in thousands):

		Unrealized		Fair Market Value
	Cost	Gains	Losses
Cash equivalents:
Money market funds	$23,826	$—	$—	$23,826
Commercial paper	31,294	—	—	31,294
Government-sponsored agency debt securities	5,199	—	—	5,199
Certificates of deposit	2,294	—	—	2,294
Short-term investments:
Government-sponsored agency debt securities	5,497	—	(1)	5,496

Total	$68,110	$—	$(1)	$68,109

The components of cash equivalents and investments at December 31, 2011 were as follows (in thousands):

		Unrealized		Fair Market Value
	Cost	Gains	Losses
Cash equivalents:
Money market funds	$41,292	$—	$—	$41,292
Commercial paper	3,000	—	—	3,000
Certificates of deposit	1,000	—	—	1,000
Short-term investments:
Commercial paper	1,998	2	—	2,000
U.S. Treasury Securities	1,004	—	—	1,004
Government-sponsored agency debt securities	3,536	—	(1)	3,535
Certificates of deposit	3,349	7	—	3,356

Total	$55,179	$9	$(1)	$55,187

Short-term investments have original maturity dates greater than three months but less than one year.

5.	Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 31, 2010 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$62,613	$31,319	$31,294	$—
Short-term investments	5,496	5,496	—	—

Total assets measured at fair value	$68,109	$36,815	$31,294	$—

	Total	Level 1	Level 2	Level 3
Liabilities:
Accrued contingent consideration, current portion	$1,287	$—	$—	$1,287
Accrued contingent consideration, net of current portion	650	—	—	650

Total liabilities measured at fair value	$1,937	$—	$—	$1,937

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 31, 2011 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$45,292	$42,292	$3,000	$—
Short-term investments	9,895	7,895	2,000	—

Total assets measured at fair value	$55,187	$50,187	$5,000	$—

	Total	Level 1	Level 2	Level 3
Liabilities:
Accrued contingent consideration, current portion	$6,795	$—	$—	$6,795
Accrued contingent consideration, net of current portion	742	—	—	742

Total liabilities measured at fair value	$7,537	$—	$—	$7,537

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial and performance milestones. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue and earnings estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. The current portion of the liability for contingent consideration is included in accrued expenses, and the long-term portion is included in other liabilities.

The changes in the fair value of the Company’s acquisition related contingent consideration for the years ended December 31, 2010 and 2011, were as follows (in thousands):

Balance as of January 1, 2010	$—
Acquisition date fair value measurement	1,383
Adjustments to fair value measurements	548
Effects of foreign currency translation	6

Balance as of December 31, 2010	1,937

Acquisition date fair value measurement	5,059
Payment of contingent consideration	(1,436)
Adjustments to fair value measurements	1,941
Effects of foreign currency translation	36

Balance as of December 31, 2011	$7,537

6.	Property, Equipment and Software

Property, equipment and software consisted of the following (in thousands):

	December 31,
	2010	2011
Purchased software, computer and office equipment	$7,166	$8,260
Office furniture	1,188	1,701
Leasehold improvements	1,803	10,660
Equipment under capital lease obligations	655	804
Capitalized software development costs	1,536	1,785
Information database costs	2,565	2,641

	14,913	25,851
Less accumulated depreciation and amortization	(8,730)	(8,008)

Property, equipment and software, net	$6,183	$17,843

Depreciation and amortization expense, including depreciation on equipment under capital leases, was $1,658,000, $1,971,000 and $2,655,000 for the years ended December 31, 2009, 2010 and 2011 respectively.

7.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2010 and 2011, were as follows (in thousands):

Balance as of January 1, 2010	$17,090
Goodwill acquired	9,957
Goodwill adjusted in connection with the revision of the purchase price allocation relating to one of our 2010 acquisitions	(617)
Effects of foreign currency translation	(152)

Balance as of December 31, 2010	26,278
Goodwill acquired	11,880
Effects of foreign currency translation	(129)

Balance as of December 31, 2011	$38,029

During the year ended December 31, 2011, the Company adjusted certain December 31, 2010 balance sheet amounts for revisions to one of its acquisitions purchase price allocation based on information identified that existed at the acquisition date related to an uncertain tax position identified in connection with the acquisition. The adjustments resulted in a decrease to goodwill of $617,000 and corresponding decreases to accrued expenses of $70,000 and other liabilities of $547,000.

Intangible assets at December 31, 2010 consisted of the following (in thousands):

	Weighted-Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	6.0	$7,231	$(3,241)	$3,990
Trade names	6.9	4,325	(2,529)	1,796
Agreements not-to-compete	5.0	3,913	(3,456)	457
Purchased technology	3.9	1,431	(140)	1,291

Total		$16,900	$(9,366)	$7,534

Intangible assets at December 31, 2011 consisted of the following (in thousands):

	Weighted-Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	6.7	$4,132	$(1,069)	$3,063
Trade names	6.9	4,362	(3,175)	1,187
Purchased technology	3.8	1,449	(605)	844

Total		$9,943	$(4,849)	$5,094

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the years ended December 31, 2009, 2010 and 2011 was $1,926,000, $2,440,000 and $2,501,000, respectively. Future expected amortization of intangible assets at December 31, 2011 was as follows (in thousands):

2012	$1,731
2013	1,174
2014	817
2015	666
2016	554
2017 and thereafter	152

Total	$5,094

8.	Debt

Term Loans

The Company entered into loan agreements with the Maryland Economic Development Assistance Authority Fund totaling $440,000 in 2011. The proceeds of the loans were used in the renovation of the new corporate headquarters in Beltsville, Maryland. The borrowings bear interest at 3.0%, and the term of the loans end on December 31, 2020. The conditions of the loans stipulate that principal and related accrued interest be forgiven if specified employment levels are achieved and maintained, and the Company maintains the Beltsville, Maryland location as the corporate headquarters through December 31, 2020. As of December 31, 2011, the Company has met the conditions of the loans, however, the conditions are required to be met throughout the term of the loan and, as such, the loan is recorded as a long-term liability. The $440,000 outstanding under these loans is included in notes payable and capital lease obligations, net of current portion and the related accrued interest is included in other liabilities.

Note Payable

The Company assumed a note payable as a result of its acquisition of Datapresse. Borrowings bear interest at the three month Euribor plus 1.6% (2.9% at December 31, 2011). Principal and interest payments are due quarterly with the final payment due in June 2014. As of December 31, 2011 outstanding borrowings were $189,000.

Future principal payments under the note payable outstanding at December 31, 2011 are as follows (in thousands):

2012	$92
2013	65
2014	32

Total future minimum principal payments	$189

9.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock, and in August 2011 authorized up to an additional $30,000,000. The shares may be purchased from time to time in the open market. During the years ended December 31, 2009, 2010 and 2011, the Company purchased an aggregate of 224,192, 831,773 and 850,031 shares of its common stock for $3,500,000, $12,203,000 and $16,797,000, respectively. During the years ended December 31, 2009, 2010 and 2011, the Company also purchased 41,212, 86,908 and 128,678 shares of restricted stock for $631,000, $1,300,000 and $3,209,000, respectively, which were withheld from employees to satisfy the minimum statutory tax withholding obligations upon the vesting of their restricted stock awards.

10.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 7,285,482 shares have been reserved for issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Stock options granted under the Plans have a 10-year term and generally vest annually over a four-year period. The Company’s outstanding equity awards include stock option awards and restricted stock awards. At December 31, 2011, 912,688 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan.

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
Cost of revenues	$1,453	$1,590	$1,575
Sales and marketing	3,753	3,253	4,126
Research and development	989	1,506	2,079
General and administration	6,697	6,453	7,135

Total	$12,892	$12,802	$14,915

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Stock price volatility	62%	59%	57%
Expected term (years)	6.2	6.2	6.1
Risk-free interest rate	2.5%	2.6%	2.2%
Dividend yield	0%	0%	0%

The summary of stock option activity for the year ended December 31, 2011 is as follows:

	Number of Options	Range of Exercise Prices	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of December 31, 2011
	(In thousands)
Balance outstanding at January 1, 2011	2,478,923	$2.46-$35.98	$15.09
Granted	590,147	19.02-31.03	23.67
Exercised	(1,219,643)	2.46-26.66	15.54
Forfeited or cancelled	(92,187)	14.81-26.66	17.29

Balance outstanding at December 31, 2011	1,757,240	$2.46-35.98	$17.54	7.2	$10,020

Vested and expected to vest at December 31, 2011	1,702,267	$2.46-35.98	$17.42	7.2	$9,871

Balance exercisable at December 31, 2011	694,273	$2.46-35.98	$13.78	4.7	$6,503

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2009, 2010 and 2011 was $10.17, $9.10 and $13.03, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2009, 2010 and 2011 was $5,355,000, $3,137,000 and $4,846,000, respectively. As of December 31, 2011, $9,627,000 of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.9 years.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of the year multiplied by the number of shares that would have been received by the stock option holders had all holders exercised their stock options on the last day of each respective year. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $2,092,000, $3,992,000 and $15,548,000, respectively.

The following details the outstanding stock options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/11	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price per Share	Exercisable as of 12/31/11	Weighted- Average Exercise Price per Share
$ 2.46 - $ 8.99	29,460	2.99	$4.69	29,460	$4.69
$ 9.00 - $14.22	408,390	3.96	9.16	408,390	9.16
$14.23 - $14.80	365,112	8.16	14.40	16,062	14.39
$14.81 - $22.50	322,341	7.21	18.40	156,071	19.13
$22.51 - $25.79	467,647	9.23	23.68	—	—
$25.80 - $35.98	164,290	8.10	28.51	84,290	29.29

	1,757,240	7.20	$17.54	694,273	$13.78

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date.

The summary of restricted stock award activity for the year ended December 31, 2011 is as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Balance nonvested at January 1, 2011	1,418,731	$18.50
Awarded	415,471	23.49
Vested	(499,025)	19.76
Forfeited	(52,854)	20.47

Balance nonvested at December 31, 2011	1,282,323	$19.55

As of December 31, 2011, $16,669,000 of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.3 years.

11.	Employee Benefit Plans

The Company sponsors defined-contribution, profit-sharing and other benefit plans in the United States, the United Kingdom and France. Total expenses for the plans for the years ended December 31, 2009, 2010 and 2011 were approximately $370,000, $642,000 and $747,000, respectively.

12.	Income Taxes

For the years ended December 31, 2009, 2010 and 2011, the U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

	2009	2010	2011
Domestic	$4,545	$(1,203)	$(4,906)
Foreign	(3,715)	(2,294)	948

Total income (loss) before income taxes	$830	$(3,497)	$(3,958)

For the years ended December 31, 2009, 2010 and 2011, income tax provision consisted of the following (in thousands):

	2009	2010	2011
Current expense
Federal	$4,020	$580	$26
State	657	245	6
Foreign	—	188	665
Deferred expense (benefit)
Federal	(1,681)	(333)	9,282
State	(142)	(149)	884
Foreign	—	(353)	(244)

Total provision for income taxes	$2,854	$178	$10,619

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate for the years ended December 31, 2009, 2010 and 2011 is as follows:

	2009	2010	2011
Statutory federal tax rate	35%	35%	35%
State income taxes, net of benefit	29	—	6
Effect of foreign losses	24	—	(5)
Non-deductible compensation	145	(28)	(19)
Other non-deductible expenses	14	(11)	13
Effect of uncertain tax positions	—	(3)	(5)
Changes in valuation allowance	97	2	(293)

	344%	(5)%	(268)%

The provision for income taxes for the years ended December 31, 2009 and 2010 differed from the expected tax provision computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, non-deductible compensation and, to a lesser extent, state income taxes and certain other non-deductible expenses.

The provision for income taxes for the year ended December 31, 2011 differed from the expected tax provision computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the establishment of the valuation allowance and, to a lesser extent, operating losses in foreign jurisdictions for which no tax benefit is currently available, non-deductible compensation and, to a lesser extent, state income taxes and certain other non-deductible expenses.

In the fourth quarter of 2011, the Company established a full valuation allowance against its U.S. federal and state net deferred tax assets because management concluded that it is more likely than not that it will not realize the benefits of its deferred tax assets based on recent operating results and current projections of future losses and, therefore, recorded a valuation allowance to reduce the carrying value of these net deferred tax assets to zero. As a result, the valuation allowance on the Company’s net U.S. deferred tax assets increased by $11,821,000 during the year ended December 31, 2011.

As of December 31, 2010 and 2011, the Company maintained a full valuation against certain of its foreign deferred tax assets. The Company has historically maintained a full valuation allowance on deferred tax assets of its foreign subsidiaries because management determined that it is more likely than not that it will not realize the benefits of its foreign deferred tax assets and, therefore, recorded a valuation allowance to reduce the carrying value of these foreign deferred tax assets to zero.

The Company’s deferred tax components consisted of the following (in thousands):

	December 31,
	2010	2011
Deferred tax assets:
NOL carryforwards	$1,894	$6,425
Allowance for doubtful accounts	31	71
Deferred revenue	297	145
Accrued expenses	394	1,184
Intangible asset amortization	2,183	3,751
Stock-based compensation	7,359	5,218
Other	403	1,227

Total deferred tax assets	12,561	18,021
Valuation allowance	(1,997)	(13,654)

Net deferred tax assets	10,564	4,367

Deferred tax liabilities:
Capitalized software development	(510)	(538)
Depreciation	(282)	(2,760)
Goodwill and intangible asset amortization	(1,910)	(3,623)
Other	(268)	(236)

Total deferred tax liabilities	(2,970)	(7,157)

Net deferred tax asset (liability)	$7,594	$(2,790)

The Company has not provided for U.S. income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside of the U.S.

As of December 31, 2011, the Company had net operating loss (NOL) carryforwards for federal and state tax purposes of approximately $23,997,000 and $11,136,000, respectively, which will begin to expire in 2026. The Company’s foreign subsidiaries generated NOL carryforwards of $8,880,000 which will begin to expire in 2015. The utilization of the equity award related portion of the worldwide NOL carryforwards will result in a realization of approximately $4,801,000, of tax effected benefit that will be recorded to additional paid-in capital.

The exercise and vesting of equity awards has generated income tax deductions in excess of amounts recorded for financial reporting purposes. In 2009 and 2010, the Company realized a tax benefit from the utilization of NOLs related to stock-based compensation and the exercise and vesting of equity awards. The Company recorded a tax benefit from equity awards to additional paid-in capital for the years ended December 31, 2009 and 2010. The Company recorded a tax deficiency from equity awards to additional paid-in capital for the year ended December 31, 2011, as certain equity awards that vested and were exercised in 2011 resulted in a shortfall, however, as the Company generated sufficient excess tax benefits in the previous years, the shortfall only reduced the cumulative additional paid-in capital from excess tax benefits. The Company has elected to use the “with and without” method for recognition of excess tax benefits related to equity awards.

The Company had no material uncertain tax positions or interest and penalties related to uncertain tax positions at December 31, 2009. During the first quarter of 2011, the Company finalized the calculation of the uncertain tax positions relating to certain acquired foreign subsidiaries. The final calculation resulted in a reduction of $547,000 to the acquired goodwill. As of December 31, 2010 and 2011, included in other liabilities is the estimated liability for the Company’s uncertain tax positions of approximately $758,000 and $937,000, respectively, including interest and penalties of $403,000 and $436,000, respectively. The Company does not believe its unrecognized tax positions will materially change over the next twelve months.

The change in unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2010 and 2011, were as follows (in thousands):

Balance as of January 1, 2010	$—
Additions based on tax positions taken in the current year	50
Additions for tax positions of prior years	305

Balance as of December 31, 2010	355
Additions based on tax positions taken in the current year	36
Additions for tax positions of prior years	110

Balance as of December 31, 2011	$501

As of December 31, 2010, the total amount of gross unrecognized tax benefits was $758,000, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2011, the total amount of gross unrecognized tax benefits was $937,000, if recognized, would favorably impact the Company’s effective tax rate. For the year ended December 31, 2010 and 2011, the Company recognized $73,000 and $33,000, respectively of interest expense in connection with tax matters which is included in income tax expense.

13.	Commitments and Contingencies

Leases

On March 30, 2010, the Company signed a twelve year lease for approximately 93,000 square feet of office space in Beltsville, Maryland. The Company relocated its corporate headquarters to the leased premises in the third quarter of 2011. The aggregate minimum lease commitment at the inception of the lease was approximately $21,496,000. In addition, under the terms of the lease, the landlord reimbursed the Company approximately $6,417,000 for leasehold improvements which is recorded as a reduction in rent expense ratably over the term of the lease.

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023, including the office space in Beltsville, Maryland, and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of December 31, 2010 deferred rent of $26,000 and $481,000 is included in accrued expenses and other liabilities, respectively. As of December 31, 2011 deferred rent of $566,000 and $6,135,000 is included in accrued expenses and other liabilities, respectively.

The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2016.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2011 are as follows (in thousands):

	Operating Leases	Capital Leases
2012	$2,647	$127
2013	2,801	130
2014	2,705	99
2015	2,419	96
2016	2,423	61
2017 and thereafter	12,594	—

Total future minimum payments	$25,589	513

Less amount representing interest		(112)
Less current portion		(84)

Long-term capital lease obligations		$317

Rent expense was $1,666,000, $1,930,000 and $2,927,000 for the years ended December 31, 2009, 2010, and 2011, respectively.

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of December 31, 2011, minimum required payments in future years under these arrangements are $4,467,000, $1,286,000, $393,000 and $5,000 in 2012, 2013, 2014 and 2015 and thereafter, respectively.

Letters of Credit

In May 2010, the Company established a letter of credit in favor of the landlord of the new corporate headquarters in Beltsville, Maryland. The irrevocable letter of credit is in the amount of $714,000. The letter of credit does not require a compensating balance and is active through May 2023. In accordance with the terms of the lease agreement, the Company is permitted to reduce the letter of credit by approximately $119,000 annually for each of the first five years commencing May 2012. As of December 31, 2011, the outstanding balance was $714,000; and no amounts had been drawn against it.

In February 2011, the Company established two letters of credit in favor of its principal landlord in the United Kingdom in the amounts of $564,000, in the aggregate. The letters of credit do not require a compensating balance and are active through 2016. The letters of credit are denominated in the local currency, and therefore are subject to foreign currency translation adjustments. As of December 31, 2011, the outstanding balances were $545,000, in the aggregate; and no amounts had been drawn against them.

Self-Insurance

In 2011, the Company enrolled in a self-insured plan for a majority of our U.S. employee health insurance costs, including claims filed and claims incurred but not reported (IBNR) subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment, historical data and the assistance of third-party actuaries in determining an adequate liability for self-insurance claims. The Company’s IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity and deductible limits.

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

On February 24, 2012, the Company acquired all of the outstanding shares of iContact Corporation (iContact), a provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails designed to engage, educate and retain customers. The Company believes the acquisition will provide an email capability component to its marketing suite. The purchase price consisted of approximately $90,470,000 of cash, 401,701 shares of the Company’s common stock with, a deemed value at issuance of approximately $9,330,000, and 1,000,000 shares of the Company’s newly-created Series A convertible preferred stock, with a deemed value at issuance of approximately $78,788,000, aggregating to approximately $168,588,000 of total consideration, net of $10,000,000 cash acquired. The Series A convertible preferred stock does not provide for interest and is entitled to participate in any dividends declared on the Company’s common stock on an as-converted basis. On February 24, 2017, the Company will be required to redeem each issued and outstanding share of Series A convertible preferred stock for $77.30 per share from its legally available funds, or such lesser amount of shares as it may then redeem under Delaware corporate law. Each share of Series A convertible preferred stock is convertible into shares of the Company’s common stock at any time at the option of the holder. For conversions occurring on or before February 24, 2017, each share of Series A convertible preferred stock may be converted into 3.0256 shares of common stock (subject to customary adjustments, and subject to increase if we fail to fulfill our obligation to redeem the preferred stock on February 24, 2017). On and after February 25, 2017, each share of Series A convertible preferred stock which has not been redeemed may be converted into 3.3282 shares of common stock (subject to customary adjustments). The acquisition will be accounted for under the purchase method of accounting and will recognize assets acquired and liabilities assumed at their fair values. The Company is currently evaluating the purchase price allocation and expects to complete it in the first quarter of 2012.

On February 27, 2012, the Company established a $15,000,000 revolving credit facility with a major lending institution which will be available for use until February 27, 2013. The revolving credit facility will be used for general working capital purposes and to provide increased liquidity and financial flexibility. The revolving credit facility has a one-year, annual renewable term and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company will pay a fee equal to 0.4% on any unused funds under the revolving facility. As collateral for extension of credit under the facility, the Company and certain of its subsidiaries granted security interests in favor of the institution of substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries.

On February 16, 2012, the Company decided that it will close its operations in China to place more focus on its investments and efforts on domestic operations and the cloud marketing space. The Company’s China-based subsidiaries contributed less than 1% of the Company’s consolidated revenues in 2011 and operated in a loss position. As of December 31, 2011, the Company’s China-based total assets and liabilities were $2,665,000 and $1,257,000, respectively. The Company intends to dissolve operations and settle all outstanding contracts within the next three months.

On March 14, 2012, the Company provided notification to certain employees of iContact that it is terminating their employment immediately in an effort to eliminate redundancies in the combined workforce. As a result, the employees affected will receive cash payments for severance and outplacement services of approximately $1,700,000. The Company expects to complete payments of these amounts through the second quarter of 2012.

15.	Quarterly Financial Information (Unaudited)

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(1)
	(Dollars in thousands, except per share data)
Summary consolidated statement of operations data:
Revenues	$22,271	$23,781	$24,701	$26,007	$26,987	$28,482	$28,886	$30,519
Gross profit	17,836	19,058	19,795	21,139	21,535	23,181	23,519	24,782
Net loss	(579)	(1,957)	(742)	(397)	(1,858)	(755)	(212)	(11,752)
Net loss per share:
Basic and diluted	$(0.03)	$(0.11)	$(0.04)	$(0.02)	$(0.10)	$(0.04)	$(0.01)	$(0.63)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	18,062,306	17,955,925	17,836,960	17,833,206	18,145,461	18,788,747	19,289,740	18,736,771

(1)	During the three months ended December 31, 2011, the Company established the valuation allowance against its U.S. federal and state net deferred tax assets in the amount of $11,821,000.

Vocus, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance Beginning of Period	Charged to Costs or Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts (in thousands):
Year ended December 31, 2009	$294	$265	$(347)	$212
Year ended December 31, 2010	212	118	(148)	182
Year ended December 31, 2011	182	408	(346)	244

Deferred tax valuation allowance (in thousands):
Year ended December 31, 2009	$1,921	$807	—	$2,728
Year ended December 31, 2010	2,728	(731)	—	1,997
Year ended December 31, 2011	1,997	11,657	—	13,654

(1)	Includes actual accounts written-off, net of recoveries.

Index to Exhibits

Exhibit Numbers	Exhibits

3.1(6)	Fifth Amended and Restated Certificate of Incorporation.

3.2(14)	Amended and Restated Bylaws.

4.1(4)	Specimen common stock certificate.

10.1(1)	1999 Stock Option Plan.

10.2(1)	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.

10.3(5)	2005 Stock Award Plan.

10.4(10)	Form of Option Agreement for executive officers under Registrant’s 2005 Stock Award Plan.

10.5(10)	Form of Option Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.

10.6(1)	Agreement of Lease, dated December 21, 2000, between MOR FORBES LLLP and Registrant as amended.

10.7(12)	Deed of Lease dated March 30, 2010 between Indian Creek Investors, LLC and Registrant

10.8(5)	Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors.

10.9(2)	License Agreement between the Registrant and PR Newswire Association LLC, dated August 1, 2003, as amended.

10.10(10)	Amended and Restated Agreement between the Registrant and PR Newswire Association, Inc., dated August 1, 2006.

10.11(3)	OEM License Agreement between the Registrant and Moreover Technologies, Inc., dated March 1, 2006, as amended.

10.12(7)	Form of Employment Agreement for Richard Rudman and Stephen Vintz, and schedule of details omitted therefrom.

10.13(7)	Form of Employment Agreement for Norman Weissberg, and schedule of details omitted therefrom.

10.14(8)	Employment Agreement for William Wagner dated July 17, 2006.

10.15(8)	Indemnification Agreement for William Wagner dated July 17, 2006.

10.16(9)	Asset Purchase Agreement, dated August 4, 2006, among the Registrant, Vocus PRW Holdings LLC, PRWeb, LLC and the sole stockholder of PRWeb International, Inc. and sole owner of PRWeb, LLC.

10.17(13)	Sale and Purchase Agreement dated April 16, 2010 between Registrant and Data Presse SAS.

10.18(15)	Asset Purchase Agreement between the Registrant and North Venture Partners, LLC dated February 24, 2011.

10.19(11)	Form of Restricted Stock Agreement for executive officers under Registrant’s 2005 Stock Award Plan.

10.20(11)	Form of Restricted Stock Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.

10.21(16)	Summary of board of directors’ compensation.

II-1

Exhibit Numbers	Exhibits

21.1*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (included on the signature page to this report).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on June 15, 2005.
(2)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on August 5, 2005.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2006.
(4)	Incorporated by reference to an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on November 9, 2005.
(5)	Incorporated by reference to an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on December 6, 2005.
(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 12, 2005.
(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on July 20, 2006.
(9)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007.
(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.
(12)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 30, 2010.
(13)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.
(14)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.
(15)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2011.
(16)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.

II-2