Form 10-Q
period 2012-03-31
Vocus, Inc.
filed 2012-05-10
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2012, 20,626,932 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	March 31, 2012
		(Unaudited)
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$98,284	$22,613
Short-term investments	9,895	3,218
Accounts receivable, net of allowance for doubtful accounts of $244 and $326 at December 31, 2011 and March 31, 2012, respectively	23,504	19,836
Current portion of deferred income taxes	82	279
Prepaid expenses and other current assets	1,966	2,885

Total current assets	133,731	48,831
Property, equipment and software, net	17,843	20,091
Intangible assets, net	5,094	36,189
Goodwill	38,029	178,159
Other assets	1,046	632

Total assets	$195,743	$283,902

Current liabilities:
Accounts payable	$725	$1,869
Accrued compensation	3,695	7,004
Accrued expenses	13,463	16,743
Current portion of notes payable and capital lease obligations	176	897
Current portion of deferred revenue	62,010	65,433

Total current liabilities	80,069	91,946
Notes payable and capital lease obligations, net of current portion	854	892
Other liabilities	8,331	7,094
Deferred income taxes, net of current portion	2,781	3,132
Deferred revenue, net of current portion	987	982

Total liabilities	93,022	104,046
Commitments and contingencies

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares designated from authorized preferred stock, issued and outstanding at March 31, 2012	—	77,490

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011; 1,000,000 shares designated as Series A redeemable convertible preferred stock and issued and outstanding at March 31, 2012; no other shares issued and outstanding at March 31, 2012	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 21,750,525 and 21,895,218 shares issued at December 31, 2011 and March 31, 2012, respectively; 18,722,384 and 19,493,001 shares outstanding at December 31, 2011 and March 31, 2012, respectively	218	219
Additional paid-in capital	200,273	204,290
Treasury stock, 3,028,141 and 2,402,217 shares at December 31, 2011 and March 31, 2012, respectively at cost	(48,423)	(42,276)
Accumulated other comprehensive loss	(607)	(302)
Accumulated deficit	(48,740)	(59,565)

Total stockholders’ equity	102,721	102,366

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$195,743	$283,902

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 31,
	2011	2012
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$26,987	$34,853
Cost of revenues	5,452	7,314

Gross profit	21,535	27,539
Operating expenses:
Sales and marketing	13,781	20,831
Research and development	2,015	3,656
General and administrative	8,228	12,393
Amortization of intangible assets	616	1,100

Total operating expenses	24,640	37,980
Loss from operations	(3,105)	(10,441)
Other income (expense):
Interest and other income (expense)	182	(14)
Interest expense	(16)	(44)

Total other income (expense)	166	(58)
Loss before provision (benefit) for income taxes	(2,939)	(10,499)
Provision (benefit) for income taxes	(1,081)	326

Net loss	$(1,858)	$(10,825)

Net loss per share:
Basic and diluted	$(0.10)	$(0.57)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	18,145,461	19,042,761

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Three months ended March 31,
	2011	2012
	(Unaudited)
	(Dollars in thousands)

Net loss	$(1,858)	$(10,825)
Other comprehensive income, before taxes and net of reclassification adjustments:
Foreign currency translation adjustment	455	292
Unrealized net gain (loss) on available-for-sale investments, net of taxes	(2)	13

Other comprehensive income, net of taxes	453	305

Comprehensive loss	$(1,405)	$(10,520)

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2012
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(1,858)	$(10,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	550	984
Amortization of intangible assets	736	1,608
Loss on disposal of assets	26	—
Stock-based compensation	4,261	4,004
Adjustment to fair value of accrued contingent consideration	62	232
Provision for doubtful accounts	90	150
Deferred income taxes	(1,160)	136
Payment of contingent consideration for business acquisition in excess of fair value on acquisition date	—	(494)
Changes in operating assets and liabilities:
Accounts receivable	6,505	3,701
Prepaid expenses and other current assets	745	(382)
Other assets	(4)	5
Accounts payable	69	(246)
Accrued compensation	(519)	1,910
Accrued expenses	2,462	1,417
Deferred revenue	(1,130)	1,511
Other liabilities	3,005	(192)

Net cash provided by operating activities	13,840	3,519
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,947)	(79,649)
Purchases of available-for-sale securities	(5,539)	(1,054)
Sales of available-for-sale securities	—	5,835
Maturities of available-for-sale securities	3,498	1,994
Purchases of property, equipment and software	(6,008)	(227)
Software development costs	(40)	(198)

Net cash used in investing activities	(15,036)	(73,299)
Cash flows from financing activities:
Repurchases of common stock	(3,088)	(2,971)
Proceeds from the exercise of stock options	555	14
Payment of contingent consideration for business acquisitions	—	(3,112)
Borrowings on notes payable	40	—
Payments on notes payable and capital lease obligations	(37)	(49)

Net cash used in financing activities	(2,530)	(6,118)
Effect of exchange rate changes on cash and cash equivalents	351	227

Net decrease in cash and cash equivalents	(3,375)	(75,671)
Cash and cash equivalents, beginning of period	94,918	98,284

Cash and cash equivalents, end of period	$91,543	$22,613

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A redeemable convertible preferred stock in connection with acquisition	$—	$77,490
Issuance of common stock in connection with acquisition	$—	$9,118
Issuance of promissory note in connection with acquisition	$—	$669
Assets acquired under capital leases and other financing arrangements	$54	$132

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of cloud marketing software that allows organizations of all sizes to reach and influence buyers across social networks, online and through the media. The Company provides a suite of software for social media marketing, search marketing, email marketing and publicity, creating a comprehensive solution for its customers to generate awareness and build their reputation. The Company is headquartered in Beltsville, Maryland with sales and other offices in the United States, Europe and Asia.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of Vocus and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, software development costs, useful lives of property, equipment and software, intangible assets and goodwill, contingent liabilities, revenue recognition, fair value of stock-based awards and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity dates of three months or less at the time of purchase to be cash equivalents.

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2011 and March 31, 2012. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains and losses for the three months ended March 31, 2011 and 2012 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2011 and March 31, 2012, the net unrealized gains (losses) on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2012.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the three months ended March 31, 2011 and 2012.

Business Combinations

The Company has completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The Company uses significant estimates and assumptions, including fair value estimates, as of the acquisition date and refines those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of operations. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations. The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

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

The Company uses an income approach based on discounted cash flows to determine the fair value of its reporting unit. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage the Company’s operations. The results of the Company’s most recent annual assessment performed on November 1, 2011 did not indicate any impairment of goodwill. The Company also reviews the carrying amount of the reporting unit to its fair value based on quoted market prices of the Company’s common stock, or market capitalization. The market capitalization of the Company exceeded its carrying amount on November 1, 2011. No events or circumstances occurred from the date of the assessment through March 31, 2012 that would impact this conclusion. During the three months ended March 31, 2012, the Company experienced a decline in its market capitalization due to a recent decline in its stock price; however, the market capitalization continues to exceed the carrying amount of the Company’s reporting unit.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three months ended March 31, 2011 and 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities net of taxes.

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

The Company established vendor-specific objective evidence of selling price for certain of its news distribution services as the selling price for a substantial majority of stand-alone sales falls within a narrow range around the median selling price. The Company determined third-party evidence of selling price is not available for any of its services due to differences in the features and functionality compared to competitor’s products. The Company determined the estimated selling price for the remaining deliverables by analyzing factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

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

Stock-Based Compensation

The Company’s share-based arrangements include stock option awards and restricted stock awards. The Company recognizes compensation expense for its equity awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. The Company uses the quoted closing market price of its common stock on the grant date to measure the fair value of restricted stock awards and the Black-Scholes option pricing model to measure the fair value of stock option awards. The Company uses the daily historical volatility of its stock price over the expected life of the options to calculate the expected volatility. The Company uses a combination of its historical exercise data with expected future exercise patterns using the average midpoint between vesting and the contractual term to determine the expected term of option awards. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

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

In 2011, based on recent operating results and the Company’s current projections of future losses, the Company established a full valuation allowance on its U.S. federal and state net deferred tax assets because it was able to conclude that it is more likely than not that it will not realize the benefits of its deferred tax assets. The Company historically maintained a full valuation allowance on net deferred tax assets of certain of its foreign subsidiaries because it determined that it is more likely than not that it will not realize the benefits of its foreign deferred tax assets.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next twelve months. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2011.

Earnings Per Share

Basic net income or loss per share attributable per common share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income per share until vested. The Company’s outstanding grants of restricted stock do not contain non-forfeitable dividend rights. Diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock and nonvested shares of restricted stock are considered to be common stock equivalents.

As the Company has issued shares of Series A redeemable convertible preferred stock that participate in dividends with the common stock, the Company is required to apply the two-class method to compute the net income per share attributable to common stockholders. In periods of sufficient earnings, the two-class method assumes an allocation of undistributed earnings to both participating stock classes.

For the three months ended March 31, 2011 and 2012, the Company incurred net losses and, therefore, the diluted earnings per share calculations were anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three months ended March 31, 2011 and 2012, diluted earnings per share excluded the impact of 2,894,280 and 2,379,744 outstanding stock options, respectively, 1,334,278 and 1,024,681 nonvested shares of restricted stock, respectively, and for the three months ended March 31, 2012, 1,000,000 shares of Series A redeemable convertible preferred stock as the result would be anti-dilutive.

Recent Accounting Pronouncements

In September 2011, the FASB issued additional guidance regarding the requirement to test goodwill for impairment on at least an annual basis. Existing guidance requires that the test be performed by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then step two of the test must be performed to measure the amount of the impairment, if any. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted, and will be applied prospectively. The Company adopted the guidance in the first quarter of 2012. The adoption did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in both net income and other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted, and will be applied retrospectively. The Company adopted the guidance in the first quarter of 2012. The adoption did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements. The updated guidance provides clarification on existing fair value measurement requirements, amends certain guidance primarily related to fair value measurements for financial instruments and requires enhanced disclosures about fair value measurements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted, and will be applied prospectively. The Company adopted the guidance in the first quarter of 2012. The adoption did not have a material impact on the Company’s financial statements.

3.	Business Combinations

On February 24, 2012, the Company acquired all of the outstanding shares of capital stock of iContact Corporation (iContact), a privately-held provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails designed to engage, educate and retain customers. The acquisition of iContact adds an email capability component to the Company’s cloud marketing suite. During the three months ended March 31, 2012, the Company incurred acquisition-related transaction costs of $2,934,000 which are included in general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2012, the Company incurred severance costs of $1,866,000, of which $52,000, $691,000, $637,000 and $486,000, were included in cost of revenues, sales and marketing, research and development and general and administrative expenses, respectively, in the consolidated statement of operations. As of March 31, 2012, $336,000 of the severance costs was paid and $1,530,000 was included in accrued expenses. The acquisition was accounted for under the purchase method of accounting. The operating results of iContact are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration consisted of the following (in thousands):

Cash	$89,649
Note payable	669
Common stock	9,118
Series A redeemable convertible preferred stock	77,490

Total purchase consideration	$176,926

The purchase consideration consisted of $90,318,000, of which $669,000 is held back in the form of a promissory note (Escrow Note), 401,672 shares of the Company’s common stock with a deemed value at issuance of $9,118,000, and 1.0 million shares of the Company’s newly-created Series A convertible preferred stock (Preferred Stock) with a deemed value at issuance of $77,490,000, aggregating approximately $166,926,000 of total consideration, net of $10,000,000 cash acquired. The Escrow Note accrues interest at a rate of 1% per annum and is to be held in escrow until February 24, 2013 and is to be paid in one lump sum. The Company may prepay the Escrow Note in whole or in part at any time. Upon an Event of Default (as defined in the Escrow Note), interest shall accrue on the entire unpaid balance and interest at a rate of 5% per annum. For more information about the Preferred Stock, please refer to Note 7, Series A Redeemable Convertible Preferred Stock. At the closing of the acquisition, a portion of the consideration, consisting of 72,656 shares of common stock, 85,090 shares of Preferred Stock, $6,064,000 in cash and the Escrow Note, were deposited in escrow for a period of one year to satisfy potential indemnification claims by the Company against iContact with respect to breaches by iContact of its representations, warranties and covenants, or any post-closing purchase price adjustments or outstanding appraisal claims by iContact stockholders.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The identifiable intangible assets include a trade name, customer relationships and purchased technology and are being amortized over three years on a straight-line basis. The Company, with the assistance of a third-party appraiser, assessed the fair value of these assets. The trade name and purchased technology were valued using the relief from royalty method and the customer relationships were valued using a discounted cash flow method. The relief from royalty method assesses the royalty savings an entity realizes since it owns the asset and does not have to pay a license fee to a third-party for its use. These methods require several judgments and assumptions to determine the fair value of the intangible assets including royalty rates, discount rates, customer attrition rates, useful lives of assets and expected levels of cash flows, earnings and revenues. The royalty rates used in the relief from royalty method ranged from 0.7% to 12% based on an analysis of market comparable rates. The discount rate used to estimate future cash flows was approximately 13%. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce of iContact and the expected synergies resulting from the transaction.

The allocation of the purchase price as of the acquisition date was as follows (in thousands):

	Estimated Useful Life	Estimated Fair Value
Cash and cash equivalents		$10,000
Accounts receivable, net		96
Prepaid and other current assets		478
Property, equipment and software, net		2,625
Trade name	3 years	1,400
Customer relationships	3 years	19,166
Purchased technology	3 years	12,041
Goodwill		139,958
Accounts payable and accrued liabilities		(7,161)
Deferred revenue		(1,645)
Other liabilities		(32)

Total purchase price		$176,926

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2011 and 2012 assumes that the iContact acquisition occurred at the beginning of 2011. The unaudited pro forma information combines the historical results for the Company with the historical results for iContact for the same period. The unaudited pro forma financial information for the three months ended March 31, 2011 and 2012 includes amortization of acquired intangible assets of $2,587,000 and $1,535,000, respectively. The unaudited pro forma financial information for the three months ended March 31, 2012 excludes acquisition-related transaction and severance costs of $4,800,000 and the fair value adjustment for deferred revenue of $671,000. The following unaudited pro forma information is not intended to be indicative of future operating results (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2011	2012
Pro forma revenues	$38,494	$42,938

Pro forma net loss	$(6,196)	$(8,184)

Pro forma net loss per share:
Basic and diluted	$(0.33)	$(0.42)

The Company recognized revenue from iContact of $4,209,000 and incurred a net loss of $3,484,000 since the date of acquisition through March 31, 2012.

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2011 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$41,292	$—	$—	$41,292
Commercial paper	3,000	—	—	3,000
Certificates of deposit	1,000	—	—	1,000
Short-term investments:
Commercial paper	1,998	2	—	2,000
U.S. Treasury Securities	1,004	—	—	1,004
Government-sponsored agency debt securities	3,536	—	(1)	3,535
Certificates of deposit	3,349	7	—	3,356

Total	$55,179	$9	$(1)	$55,187

The components of cash equivalents and investments at March 31, 2012 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$1,604	$—	$—	$1,604
Certificates of deposit	668	—	—	668
Short-term investments:
Certificates of deposit	3,201	17	—	3,218

Total	$5,473	$17	$—	$5,490

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year.

5.	Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 31, 2011 were as follows (in thousands):

	000000	000000	000000	000000
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$45,292	$42,292	$3,000	$—
Short-term investments	9,895	7,895	2,000	—

Total assets measured at fair value	$55,187	$50,187	$5,000	$—

Liabilities:
Accrued expenses:
Accrued contingent consideration, current portion	$6,795	$—	$—	$6,795
Other liabilities:
Accrued contingent consideration, net of current portion	742	—	—	742

Total liabilities measured at fair value	$7,537	$—	$—	$7,537

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at March 31, 2012 were as follows (in thousands):

	000000	000000	000000	000000
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,272	$2,272	$—	$—
Short-term investments	3,218	3,218	—	—

Total assets measured at fair value	$5,490	$5,490	$—	$—

Liabilities:
Accrued expenses:
Accrued contingent consideration, current portion	$4,163	$—	$—	$4,163

Total liabilities measured at fair value	$4,163	$—	$—	$4,163

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

The Company has incurred contingent consideration liabilities in connection with its business acquisitions in 2010 and 2011. Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial and performance milestones through February 2013. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue and earnings estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. During the three months ended March 31, 2012, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. The additional expense of $232,000 was included in general and administrative expenses in the consolidated statements of operations. The current portion of the liability for contingent consideration is included in accrued expenses.

The changes in the fair value of the Company’s acquisition related contingent consideration for the three months ended March 31, 2012 were as follows (in thousands):

Balance at beginning of period	$7,537
Payments of contingent consideration	(3,606)
Adjustments to fair value measurements	232

Balance as of March 31, 2012	$4,163

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows (in thousands):

Balance at beginning of period	$38,029
Goodwill acquired	139,958
Effects of foreign currency translation	172

Balance as of March 31, 2012	$178,159

Intangible assets at December 31, 2011 consisted of the following (dollars in thousands):

	Weighted-Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	6.7	$4,132	$(1,069)	$3,063
Trade names	6.9	4,362	(3,175)	1,187
Purchased technology	3.8	1,449	(605)	844

Total		$9,943	$(4,849)	$5,094

Intangible assets at March 31, 2012 consisted of the following (dollars in thousands):

	Weighted-Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	3.7	$23,253	$(1,782)	$21,471
Trade names	5.9	5,688	(3,363)	2,325
Purchased technology	3.1	13,468	(1,075)	12,393

Total		$42,409	$(6,220)	$36,189

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended March 31, 2011 and 2012 was $736,000 and $1,608,000, respectively. Future expected amortization of intangible assets at March 31, 2012 was as follows (in thousands):

Remainder of 2012	$9,414
2013	12,038
2014	11,695
2015	2,332
2016	557
2017	153

Total	$36,189

7.	Series A Redeemable Convertible Preferred Stock

In February 2012, the Company’s board of directors designated 1,000,000 shares of the Company’s authorized preferred stock as Series A convertible preferred stock. In connection with the acquisition of iContact, the Company issued 1,000,000 shares of Series A redeemable convertible preferred stock with a deemed fair value at issuance of $77,490,000.

The Preferred Stock does not provide for interest and is entitled to participate in any dividends declared on the Company’s common stock on an as-converted basis. On February 24, 2017, the Company will be required to redeem each issued and outstanding share of the Preferred Stock for $77.30 per share from its legally available funds, or such lesser amount of shares as it may then redeem under Delaware law. Each share of the Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder. For conversions occurring on or before February 24, 2017, each share of Preferred Stock will be convertible into 3.0256 shares of common stock (subject to customary adjustments). On and after February 25, 2017, each share of the Preferred Stock which has not been redeemed will be convertible into 3.3282 shares of common stock (subject to customary adjustments).

The shares of Preferred Stock will vote on an as-converted basis with the common stock, voting together as a single class, provided that the holders of the Preferred Stock shall vote separately as a class on certain matters affecting the Preferred Stock. If any shares of Preferred Stock are outstanding on or after February 24, 2017, the holders of the Preferred Stock will have the right to vote separately as a class on additional actions by the Company related to acquisitions, redemptions, dividends, capital stock, and indebtedness. In addition, for so long as the outstanding shares of Preferred Stock continue to represent at least 5% of the total outstanding shares of the Company’s common stock, calculated assuming the conversion of all outstanding shares or Preferred Stock into shares of common stock, the holders of the Preferred Stock, voting as a separate class, will have the exclusive right to elect one director to the Company’s Board of Directors (Series A Director).

In connection with the acquisition, the Company also entered into, on February 24, 2012, an Investor Rights Agreement (Investor Rights Agreement) whereby the holders of the Preferred Stock have the right to nominate a director to the Company’s Board for as long as they hold 5% or more of the Company’s issued and outstanding capital stock (which nominee shall be the Series A Director for so long as the holders of Preferred Stock have the right to elect the Series A Director pursuant to the Certificate of Designation). In addition, subject to the terms and conditions of the Investor Rights Agreement, the holders of the Preferred Stock shall have demand and piggyback registration rights and the right to participate in certain repurchases of common stock by the Company.

8.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock, and in August 2011 authorized up to an additional $30,000,000. The shares may be purchased from time to time in the open market. The Company did not purchase any shares of its common stock under the stock repurchase program for the three months ended March 31, 2011 and 2012. During the three months ended March 31, 2011 and 2012, the Company repurchased 123,784 and 137,616 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $3,088,000 and $2,971,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

9.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three months ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended March 31,
	2011	2012
Cost of revenues	$484	$499
Sales and marketing	1,183	1,172
Research and development	645	504
General and administration	1,949	1,829

Total	$4,261	$4,004

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
Stock price volatility	57%	60%
Expected term (years)	6.2	5.6
Risk-free interest rate	2.4%	1.2%
Dividend yield	0%	0%

The summary of stock option activity for the three months ended March 31, 2012 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of March 31, 2012
				(In thousands)

Balance outstanding at January 1, 2012	1,757,240	$17.54
Granted	635,625	13.48
Exercised	(3,121)	4.64
Forfeited or cancelled	(10,000)	26.42

Balance outstanding at March 31, 2012	2,379,744	$16.43	7.7	$1,897

Options vested and expected to vest at March 31, 2012	2,292,497	$16.39	7.7	$1,897

Exercisable at March 31, 2012	944,657	$15.23	5.4	$1,897

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2011 and 2012 was $13.30 and $7.23, respectively. The fair value of stock options that vested during the three months ended March 31, 2011 and 2012 was $3,960,000 and $2,739,000, respectively. As of March 31, 2012, $13.1 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 3.1 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2012 was $311,000 and $32,000, respectively.

Restricted Stock Awards

The summary of restricted stock award activity for the three months ended March 31, 2012 was as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant-date Fair Value
Balance nonvested at January 1, 2012	1,282,323	$19.55
Awarded	270,628	13.48
Vested	(503,440)	20.64
Forfeited	(24,830)	19.02

Balance nonvested at March 31, 2012	1,024,681	$17.42

As of March 31, 2012, $16.8 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.4 years.

10.	Commitments and Contingencies

Revolving Credit Facility

On February 27, 2012, the Company established a $15,000,000 revolving credit facility with a major lending institution which will be available for use until February 27, 2013. The revolving credit facility will be used for general working capital purposes and to provide increased liquidity and financial flexibility. The revolving credit facility has a one-year, annual renewable term and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company will pay a monthly fee equal to 0.4% on any unused funds under the revolving facility. As collateral for extension of credit under the facility, the Company and certain of its subsidiaries granted security interests in substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries. As of March 31, 2012, the revolving credit facility was reduced by the Company’s outstanding letters of credit of $1,389,000. As of March 31, 2012, the Company had $13,611,000 available to borrow under the revolving credit facility.

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of March 31, 2012, deferred rent of $677,000 and $5,983,000 is included in accrued expenses and other liabilities, respectively. As of March 31, 2012, minimum required payments in future years under these leases are $3,106,000, $4,254,000, $4,169,000, $3,918,000, $2,816,000 and $12,594,000 in the remainder of 2012 and in the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of March 31, 2012, minimum required payments in future years under these arrangements are $4,797,000, $1,923,000, $395,000, $3,000, and $2,000 for the remainder of 2012 and in the years 2013, 2014, 2015 and 2016, respectively.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, we had 13,103 active subscription customers who purchase our products and services. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

We plan to expand our cloud marketing suite, expand our direct sales force, increase alternate channel distribution and selectively pursue strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and marketing, expand our domestic selling and marketing activities and develop our operational and financial systems to manage a growing business.

Acquisition

On February 24, 2012, we acquired all of the outstanding shares of iContact Corporation (iContact), a privately-held provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails to engage, educate and retain customers. We believe the acquisition will provide an email capability component to our marketing suite. The purchase price consisted of approximately $89.6 million of cash, a promissory note in the amount of $0.7 million, 401,672 shares of our common stock with a deemed value at issuance of approximately $9.1 million and 1.0 million shares of our newly-created Series A convertible preferred stock, with a deemed value at issuance of $77.5 million, aggregating approximately $166.9 million of total consideration, net of $10.0 million cash acquired. The acquisition was accounted for under the purchase method of accounting. The consolidated financial statements include the operating results of iContact from the acquisition date. We incurred acquisition-related transaction costs of $2.9 million and severance costs of $1.9 million for the three months ended March 31, 2012. We recorded $4.4 million of net tangible assets, $32.6 million of identifiable intangible assets and $139.9 million of goodwill which is not deductible for tax purposes.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from news distribution services. Our subscription agreements contain multiple service elements and deliverables, which generally include use of our cloud-based software, news distribution services, hosting services, content and content updates and customer support and may also include implementation and training services. The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with varying terms. We separately invoice our customers in advance of their subscription, with payment terms that require our customers to pay us generally within 30 days of invoice. Our subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Our subscription agreements may include amounts that are not yet contractually billable to customers, and any such unbilled amounts are not recorded in deferred revenue until invoiced.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their public relations efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect that in the remainder of 2012, cost of revenues will increase in absolute dollars and increase slightly as a percentage of revenues.

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

We plan to continue to invest in sales and marketing to add new customers, increase sales to our existing customers and increase sales of our online news release distribution services. Such investments will include adding sales personnel and expanding our marketing activities to build brand awareness and generate additional sales leads. We expect that in the remainder of 2012, sales and marketing expenses will increase in absolute dollars and as a percentage of revenues.

Research and Development. Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our cloud-based software. Because of our hosted, on-demand model, we are able to provide our customers with a single, shared version of our most recent application. As a result, we do not have to maintain legacy versions of our software, which enables us to have relatively low expenses as compared to traditional enterprise software business models. We expect that in the remainder of 2012, research and development expenses will increase in absolute dollars and increase slightly as a percentage of revenues.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, acquisition-related expenses including transaction and severance costs, third-party payment processing and credit card fees, facilities rent, other corporate expenses, fair value adjustments to contingent consideration and allocated overhead. We expect that in the remainder of 2012, general and administrative expenses will increase in absolute dollars but will decrease as a percentage of revenues.

Amortization of Intangible Assets. Amortized intangible assets consist of customer relationships and trade names acquired in business combinations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of Vocus, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to the allowance for doubtful accounts, software development costs, useful lives of property, equipment and software, intangible assets and goodwill, contingent liabilities, revenue recognition, fair value of stock-based awards and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

We believe that of our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2011, the following accounting policies involve a greater degree of judgment or complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We established vendor-specific objective evidence of selling price for certain of our news distribution services as the selling price for a substantial majority of stand-alone sales falls within a narrow range around the median selling price. We determined third-party evidence of selling price is not available for any of our services due to differences in the features and functionality compared to competitor’s products. We determined the estimated selling price for the remaining deliverables by analyzing factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

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

Sales Commissions. Sales commissions are expensed when we invoice a customer under its subscription agreement. As a result, we incur sales expense before the recognition of the related revenues.

Stock-Based Compensation. We recognize compensation expense for equity awards based on the fair value of the award and on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We use the quoted closing market price of our common stock on the grant date to measure the fair value of our restricted stock awards. We use the Black-Scholes option pricing model to measure the fair value of our option awards. We use the daily historical volatility of our stock price over the expected life of the options to calculate the expected volatility. The expected term of option awards is determined using a combination of historical exercise data with expected future exercise patterns using the average midpoint between vesting and the contractual term for outstanding awards. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

Business Combinations. We have completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. Definite-lived intangible assets consist of acquired customer relationships, trade names and purchased technology. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. We recognize all of the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. Accounting for these acquisitions requires us to make determinations about the fair value of assets acquired, useful lives for definite-lived tangible and intangible assets, and liabilities assumed that involve estimates and judgments.

Goodwill and Long-Lived Assets. Goodwill is not amortized, but rather is assessed for impairment at least annually. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We operate under one reporting unit, and as a result, evaluate goodwill impairment based on our fair value as a whole. We use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. The results of our most recent annual assessment performed on November 1, 2011 did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. We also review the carrying amount of our reporting unit to its fair value based on quoted market prices of our common stock, or market capitalization. Our market capitalization exceeded our carrying amount on November 1, 2011. No events or circumstances occurred from the date of the assessment through March 31, 2012 that would impact this conclusion. During the three months ended March 31, 2012, we experienced a decline in our market capitalization due to a recent decline in our stock price; however, our market capitalization continues to exceed the carrying amount of our reporting unit.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the three months ended March 31, 2011 and 2012.

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

In 2011, based on recent operating results and our current projections of future losses, we established a full valuation allowance on our U.S. federal and state net deferred tax assets because we were able to conclude that it is more likely than not that we will not realize the benefits of our deferred tax assets. We have historically maintained a full valuation allowance on net deferred tax assets of certain of our foreign subsidiaries because we determined that it is more likely than not that we will not realize the benefits of our foreign deferred tax assets.

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

	Three Months Ended March 31,
	2011	2012
Revenues	100%	100%
Cost of revenues	20	21

Gross profit	80	79
Operating expenses:
Sales and marketing	51	60
Research and development	7	10
General and administrative	31	36
Amortization of intangible assets	2	3

Total operating expenses	91	109
Loss from operations	(11)	(30)
Other income (expense), net	—	—

Loss before provision (benefit) for income taxes	(11)	(30)
Provision (benefit) for income taxes	(4)	1

Net loss	(7)%	(31)%

Three Months Ended March 31, 2012 and 2011

Revenues. Revenues for the three months ended March 31, 2012 were $34.9 million, an increase of $7.9 million, or 29%, over revenues of $27.0 million for the comparable period in 2011. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 13,103 as of March 31, 2012 from 9,256 as of

March 31, 2011. Total revenue from the acquisition of iContact contributed $4.2 million of incremental revenue in 2012, net of the fair value adjustment to deferred revenue due to purchase accounting of $671,000. The remaining increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Revenue growth from the increase in active subscription customers, excluding revenue from acquired companies, was $3.6 million. Total deferred revenue as of March 31, 2012 was $66.4 million, representing an increase of $10.6 million, or 19%, over total deferred revenue of $55.8 million as of March 31, 2011.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2012 was $7.3 million, an increase of $1.8 million, or 34%, over cost of revenues of $5.5 million for the comparable period in 2011. The increase in cost of revenues was primarily due to an increase of $669,000 in employee related costs from additional personnel including increases in headcount from our acquisition of iContact, $142,000 in hosting facility fees and $388,000 in amortization of technology primarily from our acquisition of iContact. We had 292 full-time employee equivalents in our professional and other support services group at March 31, 2012 compared to 204 full-time employee equivalents at March 31, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2012 were $20.8 million, an increase of $7.0 million, or 51%, over sales and marketing expenses of $13.8 million for the comparable period in 2011. The increase in sales and marketing was primarily due to an increase of $1.8 million in employee-related costs from additional sales personnel including increases in headcount from our acquisition of iContact, $691,000 in severance for iContact personnel, $1.6 million in sales commissions and incentive compensation and $2.2 million in marketing program costs. We had 552 full-time employee equivalents in sales and marketing at March 31, 2012 compared to 367 full-time employee equivalents at March 31, 2011.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 were $3.7 million, an increase of $1.7 million, or 81%, over research and development expenses of $2.0 million for the comparable period in 2011. The increase in research and development was primarily due to an increase of $822,000 in employee-related costs from additional personnel including increases in headcount from our acquisition of iContact and $637,000 of severance for iContact personnel. For the three months ended March 31, 2012, we did not capitalize research and development employee-related costs for internally developed software. For the three months ended March 31, 2011, we capitalized $42,000 of employee-related costs for internally developed software. We had 79 full-time employee equivalents in research and development at March 31, 2012 compared to 44 full-time employee equivalents at March 31, 2011.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were $12.4 million, an increase of $4.2 million, or 51%, over general and administrative expenses of $8.2 million for the comparable period in 2011. The increase in general and administrative expenses was primarily due to an increase of $634,000 in employee-related costs including increases in headcount from our acquisition of iContact, $486,000 million of severance for iContact personnel and $2.9 million in non-recurring professional fees and transaction costs for the acquisition of iContact and $495,000 of rent expense primarily related to the expansion and relocation of certain of our offices in the third quarter of 2011 and additional rent from the acquisition of iContact. We had 91 full-time employee equivalents in our general and administrative group at March 31, 2012 compared to 66 full-time employee equivalents at March 31, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2012 was $1.1 million, an increase of $484,000, or 79%, compared to $616,000 for the comparable period in 2011. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisition of iContact.

Other Income (Expense). Other expense for the three months ended March 31, 2012 was $58,000, a decrease of $224,000, or 135%, compared to income of $166,000 for the comparable period in 2011.

Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended March 31, 2012 was $326,000, which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

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

Liquidity and Capital Resources

As of March 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $22.6 million, short-term investments totaling $3.2 million and net accounts receivable totaling $19.8 million. Our cash equivalents and investments primarily consisted of money market funds and certificates of deposit.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2012 was $3.5 million, reflecting a net loss of $10.8 million, non-cash charges for depreciation and amortization of $2.6 million, stock-based compensation of $4.0 million, a net change of $5.2 million in accounts receivable and deferred revenue primarily due to collections from the seasonally high amounts invoiced under our subscription agreements in the fourth quarter of 2011 and an increase in $3.3 million in accrued compensation and accrued expenses primarily due to acquisition-related expenses of $4.8 million, including severance, of which $2.4 million was paid as of March 31, 2012. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 was $73.3 million, which primarily resulted from the acquisition of iContact of $79.6 million, partially offset by net sales of investments of $6.8 million.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2012 was $6.1 million which primarily resulted from our purchase of 137,616 shares of our common stock at an aggregate cost of $3.0 million and $3.1 million for payments of contingent cash consideration for certain of our 2010 and 2011 business acquisitions for the portion of the fair value of the liability at each respective acquisition date.

We have various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. As of March 31, 2012, minimum required payments in future years under these leases are $3.1 million, $4.3 million, $4.2 million, $3.9 million, $2.8 million and $12.6 million in the remainder of 2012 and in the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

We have an irrevocable letter of credit in favor of our landlord for our headquarters in Maryland in the amount of $714,000. The letter of credit does not require a compensating balance and is active through May 2023. In accordance with the terms of the lease agreement, we are permitted to reduce the letter of credit by approximately $119,000 annually for each of the first five years commencing May 2012. As of March 31, 2012, the outstanding balance was $714,000, and no amounts had been drawn against it. We also established two letters of credit in favor of our principal landlord in the United Kingdom. The irrevocable letters of credit are $564,000 in the aggregate, do not require a compensating balance and are active through 2016. As of March 31, 2012, the outstanding balances were $564,000 in the aggregate, and no amounts have been drawn against them. In March 2012, we established an irrevocable letter of credit in favor of our landlord for our iContact office in North Carolina in the amount of $111,000. The letter of credit does not require a compensating balance and is active through March 2013.

In February 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC. The purchase price at the acquisition date consisted of approximately $7.0 million cash paid at closing and $5.1 million of contingent consideration for the achievement of certain financial milestones within the following 24 months. In February 2012, we paid $3.0 million of the contingent consideration for the achievement of certain financial milestones. The contingent consideration could result in additional payments of up to $15.0 million.

On February 27, 2012, in connection with the iContact acquisition, we established a $15.0 million revolving credit facility with a major lending institution which will be available for use until February 27, 2013. The revolving credit facility is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The revolving credit facility has a one-year term, renewable annually and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we will pay a monthly fee equal to 0.4% on any unused funds under the revolving credit facility. As collateral for extension of credit under the facility, we granted security interests in favor of the institution of substantially all of our assets and pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries. As of March 31, 2012, the revolving credit facility was reduced by our outstanding letters of credit of $1.4 million. As of March 31, 2012, we had $13.6 million available to borrow under the revolving credit facility.

In connection with our acquisition of iContact on February 24, 2012, we will be required to redeem each issued and outstanding share of Series A convertible preferred stock for $77.30 per share from our legally available funds, or such lesser amount of shares as we may then redeem under Delaware law on February 24, 2017. Each share of Series A convertible preferred stock is convertible into shares of our common stock at any time at the option of the holder. For conversions occurring on or before February 24, 2017, each share of Series A convertible preferred stock will be convertible into 3.0256 shares of common stock (subject to customary adjustments). On and after February 25, 2017, each share of Series A convertible preferred stock which has not been redeemed will be convertible into 3.3282 shares of common stock (subject to customary adjustments).

As of March 31, 2012, $20.0 million remained available for purchases under our stock repurchase program. Although we have repurchased stock during the years ended December 31, 2009, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of December 31, 2011, we had U.S. federal and state net operating loss carry-forwards of $24.0 million and $11.1 million, respectively which may be available to offset potential payments of future income tax liabilities and which, if unused, will begin to expire in 2026.

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2011. Our exposure to interest rate risk has not changed materially since December 31, 2011.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro, Philippine peso, Hong Kong dollar and Chinese yuan. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues denominated in a foreign currency were approximately 14% of our total revenues in the year ended December 31, 2011 and 11% of our total revenues for the three months ended March 31, 2012. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business continues to evolve, expanding into new markets and new service areas, and is therefore subject to additional risk and uncertainty. For example, in 2008 we began offering solutions specifically for small businesses, in June 2010, we began providing social media monitoring services to our customers, in October 2011 we began offering a marketing suite targeted at small to mid-sized businesses, and in February 2012, we acquired iContact which provides email marketing services. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of these services and expansion beyond our current marketing automation solutions including our social media marketing and email marketing offerings.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $3.6 million for 2010, $4.2 million for 2011 and $10.4 million for the first quarter of 2012. Although we had operating income in 2009, we expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

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

We rely on third-party software that may become unavailable or malfunction and impair delivery of our solutions, which could harm our relationships with customers and subject us to liability.

We rely on software licensed from third parties in order to offer our solutions, including open source software. This software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any third-party software, if such software malfunctions, or if we fail to comply with the licensing requirements related to any third-party software, we could experience interruptions in our service and additional expense in obtaining and integrating new software, which could adversely affect our business, financial condition and results of operations.

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

In 2010, we acquired substantially all of the assets of Two Cats and a Cup of Coffee LLC (dba HARO) and Boxxet, Inc. (dba Engine140). In 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC. In February 2012, we acquired iContact, an email marketing company.

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

The consideration paid in connection with an acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. For example, the purchase price of the iContact acquisition included approximately $90.3 million in cash. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. For example, as part of the purchase price for iContact, we issued 401,672 shares of our common stock and 1,000,000 shares of Series A redeemable convertible preferred stock that are initially convertible into 3,025,600 shares of our common stock.

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

Federal, state and foreign laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our products, particularly our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

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

Sale of Unregistered Securities

None, other than as discussed in the Current Report on Form 8-K Filed by us on February 28, 2012.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30,000,000 of our shares of common stock, and in August 2011 authorized up to an additional $30,000,000. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. As of March 31, 2012, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended March 31, 2012, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
January 1 – January 31
Share repurchase program (1)	—	—	—	$20,000,520
Employee transactions (2)	33,693	$22.93	—	N/A
February 1 – February 29
Share repurchase program (1)	—	—	—	$20,000,520
Employee transactions (2)	87,393	$22.81	—	N/A
March 1 – March 31
Share repurchase program (1)	—	—	—	$20,000,520
Employee transactions (2)	16,530	$12.35	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. On August 18, 2011, our Board of Directors authorized us to purchase up to an additional $30,000,000 shares of our common stock under the share repurchase program. There is no expiration date specified for the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated February 24, 2012. (4)

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(4)

10.1	Investor Rights Agreement by and between Vocus, Inc. and JMI Equity Fund VI, L.P., dated February 24, 2012.(4)

10.2	Loan Agreement between Bank of America, N.A. and Vocus, Inc. dated February 27, 2012.(4)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2011.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and Chief Financial Officer

Date: May 10, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated February 24, 2012. (4)

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.1	Investor Rights Agreement by and between Vocus, Inc. and JMI Equity Fund VI, L.P., dated February 24, 2012.(4)

10.2	Loan Agreement between Bank of America, N.A. and Vocus, Inc. dated February 27, 2012.(4)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2011.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.