Form 10-Q
period 2012-06-30
Vocus, Inc.
filed 2012-08-06
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 27, 2012, 20,699,629 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	June 30, 2012
		(Unaudited)
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$98,284	$24,028
Short-term investments	9,895	3,543
Accounts receivable, net of allowance for doubtful accounts of $244 and $277 at December 31, 2011 and June 30, 2012, respectively	23,504	18,839
Deferred income taxes	82	281
Prepaid expenses and other current assets	1,966	3,096

Total current assets	133,731	49,787
Property, equipment and software, net	17,843	19,341
Intangible assets, net	5,094	32,877
Goodwill	38,029	176,597
Other assets	1,046	651

Total assets	$195,743	$279,253

Current liabilities:
Accounts payable	$725	$600
Accrued compensation	3,695	4,798
Accrued expenses	13,463	15,745
Current portion of notes payable and capital lease obligations	176	847
Current portion of deferred revenue	62,010	66,931

Total current liabilities	80,069	88,921
Notes payable and capital lease obligations, net of current portion	854	823
Other liabilities	8,331	6,925
Deferred income taxes, net of current portion	2,781	3,330
Deferred revenue, net of current portion	987	1,182

Total liabilities	93,022	101,181
Commitments and contingencies

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares designated from authorized preferred stock, issued and outstanding at June 30, 2012	—	77,490

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011; 1,000,000 shares designated as Series A redeemable convertible preferred stock and issued and outstanding at June 30, 2012; no other shares issued and outstanding at June 30, 2012	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 21,750,525 and 21,902,051 shares issued at December 31, 2011 and June 30, 2012, respectively; 18,722,384 and 19,563,039 shares outstanding at December 31, 2011 and June 30, 2012, respectively	218	219
Additional paid-in capital	200,273	207,798
Treasury stock, 3,028,141 and 2,339,012 shares at December 31, 2011 and June 30, 2012, respectively at cost	(48,423)	(41,825)
Accumulated other comprehensive loss	(607)	(856)
Accumulated deficit	(48,740)	(64,754)

Total stockholders’ equity	102,721	100,582

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$195,743	$279,253

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Revenues	$28,482	$43,620	$55,469	$78,473
Cost of revenues	5,301	8,700	10,753	16,014

Gross profit	23,181	34,920	44,716	62,459
Operating expenses:
Sales and marketing	14,460	24,014	28,241	44,845
Research and development	1,800	3,303	3,815	6,959
General and administrative	7,497	10,364	15,725	22,757
Amortization of intangible assets	635	2,020	1,251	3,120

Total operating expenses	24,392	39,701	49,032	77,681
Loss from operations	(1,211)	(4,781)	(4,316)	(15,222)
Other income (expense):
Interest and other income (expense)	64	(9)	239	(23)
Interest expense	(6)	(56)	(15)	(100)

Total other income (expense)	58	(65)	224	(123)
Loss before provision (benefit) for income taxes	(1,153)	(4,846)	(4,092)	(15,345)
Provision (benefit) for income taxes	(398)	343	(1,479)	669

Net loss	$(755)	$(5,189)	$(2,613)	$(16,014)

Net loss per share:
Basic and diluted	$(0.04)	$(0.27)	$(0.14)	$(0.83)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	18,788,747	19,540,700	18,917,775	19,291,730

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Unaudited)
	(Dollars in thousands)
Net loss	$(755)	$(5,189)	$(2,613)	$(16,014)
Other comprehensive income (loss), before taxes and net of reclassification adjustments:
Foreign currency translation adjustment	186	(559)	641	(267)
Unrealized net gain on available-for-sale investments, net of taxes	3	5	1	18

Other comprehensive income (loss), net of taxes	189	(554)	642	(249)

Comprehensive loss	$(566)	$(5,743)	$(1,971)	$(16,263)

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2012
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(2,613)	$(16,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,115	2,160
Amortization of intangible assets	1,493	4,741
Loss on disposal of assets	68	—
Impairment of long-lived assets	—	709
Stock-based compensation	7,923	7,511
Stock issued for consulting services	—	482
Adjustment to fair value of accrued contingent consideration	589	464
Provision for doubtful accounts	153	272
Deferred income taxes	(1,906)	375
Payment of contingent consideration for business acquisition in excess of fair value on acquisition date	—	(494)
Changes in operating assets and liabilities:
Accounts receivable	4,248	4,478
Prepaid expenses and other current assets	998	(605)
Other assets	(5)	(5)
Accounts payable	408	(1,508)
Accrued compensation	(324)	(265)
Accrued expenses	3,200	1,517
Deferred revenue	(1,055)	3,536
Other liabilities	5,766	(355)

Net cash provided by operating activities	20,058	6,999
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,947)	(79,649)
Purchases of available-for-sale securities	(11,637)	(2,340)
Sales of available-for-sale securities	—	5,835
Maturities of available-for-sale securities	7,101	2,784
Purchases of property, equipment and software	(10,338)	(1,438)
Proceeds from disposal of assets	8	5
Software development costs	(66)	(198)

Net cash used in investing activities	(21,879)	(75,001)
Cash flows from financing activities:
Repurchases of common stock	(3,138)	(3,002)
Proceeds from the exercise of stock options	17,138	15
Payments of contingent consideration for business acquisitions	(699)	(3,112)
Borrowings on notes payable	40	—
Payments on notes payable and capital lease obligations	(85)	(132)

Net cash provided by (used in) financing activities	13,256	(6,231)
Effect of exchange rate changes on cash and cash equivalents	424	(23)

Net increase (decrease) in cash and cash equivalents	11,859	(74,256)
Cash and cash equivalents, beginning of period	94,918	98,284

Cash and cash equivalents, end of period	$106,777	$24,028

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A redeemable convertible preferred stock in connection with acquisition	$—	$77,490
Issuance of common stock in connection with acquisition	$—	$9,118
Issuance of promissory note in connection with acquisition	$—	$669
Assets acquired under capital leases and other financing arrangements	$57	$106

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Description

Vocus, Inc. (Vocus or the Company) is a provider of cloud marketing software that allows organizations to reach and influence buyers across social networks, online and through the media. The Company provides a suite of software for social media marketing, search marketing, email marketing and publicity, creating a comprehensive solution for its customers to generate awareness and build their reputation. The Company is headquartered in Beltsville, Maryland with sales and other offices in the United States, Europe and Asia.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of Vocus and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2011 and June 30, 2012. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains and losses for the three and six months ended June 30, 2011 and 2012 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2011 and June 30, 2012, the net unrealized gains (losses) on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2012.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for the six months ended June 30, 2011. Impairment charges for the six months ended June 30, 2012 were $709,000.

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

The Company uses an income approach based on discounted cash flows to determine the fair value of its reporting unit. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage the Company’s operations. The results of the Company’s most recent annual assessment performed on November 1, 2011 did not indicate any impairment of goodwill. The Company also reviews the carrying amount of the reporting unit to its fair value based on quoted market prices of the Company’s common stock, or market capitalization. The market capitalization of the Company exceeded its carrying amount on November 1, 2011. No events or circumstances occurred from the date of the assessment through June 30, 2012 that would impact this conclusion.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three and six months ended June 30, 2011 and 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities, net of taxes.

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

Earnings Per Share

Basic net income or loss per share attributable to common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income per share until vested. The Company’s outstanding grants of restricted stock do not contain non-forfeitable dividend rights. Diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock and nonvested shares of restricted stock are considered to be common stock equivalents.

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

For the three and six months ended June 30, 2011 and 2012, the Company incurred net losses and, therefore, the diluted earnings per share calculations were anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three and six months ended June 30, 2011 and 2012, diluted earnings per share excluded the impact of 1,914,809 and 2,684,008 outstanding stock options, respectively, 1,300,126 and 1,148,732 nonvested shares of restricted stock, respectively, and for the three and six months ended June 30, 2012, 1,000,000 shares of Series A redeemable convertible preferred stock as the result would be anti-dilutive.

3. Business Combinations

On February 24, 2012, the Company acquired all of the outstanding shares of capital stock of iContact Corporation (iContact), a privately-held provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails designed to engage, educate and retain customers. The acquisition of iContact adds an email capability component to the Company’s cloud marketing suite. During the six months ended June 30, 2012, the Company incurred acquisition-related transaction costs of $2,886,000, which are included in general and administrative expense in the consolidated statements of operations. During the six months ended June 30, 2012, the Company incurred severance costs of $2,071,000, of which $52,000, $691,000, $637,000 and $691,000, were included in cost of revenues, sales and marketing, research and development and general and administrative expenses, respectively, in the consolidated statement of operations. The acquisition was accounted for under the purchase method of accounting. The operating results of iContact are included in the accompanying consolidated financial statements from the date of acquisition

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

The purchase price was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The identifiable intangible assets include a trade name, customer relationships and purchased technology and are being amortized over three years on a straight-line basis. The Company, with the assistance of a third-party appraiser, assessed the fair value of these assets. The trade name and purchased technology were valued using the relief from royalty method and the customer relationships were valued using a discounted cash flow method. The relief from royalty method assesses the royalty savings an entity realizes since it owns the asset and does not have to pay a license fee to a third-party for its use. These methods require several judgments and assumptions to determine the fair value of the intangible assets including royalty rates, discount rates, customer attrition rates, useful lives of assets and expected levels of cash flows, earnings and revenues. The royalty rates used in the relief from royalty method ranged from 0.7% to 12% based on an analysis of market comparable rates. The discount rate used to estimate future cash flows was approximately 13%. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributable to the assembled work force of iContact and the expected synergies resulting from the transaction.

The preliminary allocation of the purchase price as of the acquisition date was as follows (in thousands):

	Estimated Useful Life	Estimated Fair Value
Cash and cash equivalents		$10,000
Accounts receivable, net		96
Prepaid and other current assets		478
Property, equipment and software, net		2,625
Trade name	3 years	1,400
Customer relationships	3 years	19,166
Purchased technology	3 years	12,041
Goodwill		138,708
Accounts payable and accrued liabilities		(5,911)
Deferred revenue		(1,645)
Other liabilities		(32)

Total purchase price		$176,926

The areas of estimates that are not yet finalized relate to certain tax liabilities and working capital adjustments.

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2011 and 2012 assumes that the iContact acquisition occurred at the beginning of 2011. The unaudited pro forma information combines the historical results for the Company with the historical results for iContact for the same period. The unaudited pro forma financial information for the three months ended June 30, 2011 includes amortization of acquired intangible assets of $2,587,000. The unaudited pro forma financial information for the three months ended June 30, 2012 excludes acquisition-related transaction and severance costs of $157,000 and the fair value adjustment for deferred revenue of $729,000. The unaudited pro forma financial information for the six months ended June 30, 2011 and 2012 includes amortization of acquired intangible assets of $5,174,000 and $1,535,000, respectively. The unaudited pro forma financial information for the six months ended June 30, 2012 excludes acquisition-related transaction and severance costs of $4,957,000 and the fair value adjustment for deferred revenue of $1,400,000. The following unaudited pro forma information is not intended to be indicative of future operating results (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Pro forma revenues	$40,689	$44,349	$79,183	$87,287

Pro forma net loss	$(5,666)	$(4,303)	$(11,862)	$(12,487)

Pro forma net loss per share:
Basic and diluted	$(0.15)	$(0.22)	$(0.61)	$(0.64)

The Company recognized revenue and incurred a net loss from iContact of $16,219,000 and $5,489,000, respectively, since the date of acquisition through June 30, 2012.

4. Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2011 were as follows (in thousands):

		Unrealized		Fair Market Value
	Cost	Gains	Losses
Cash equivalents:
Money market funds	$41,292	$—	$—	$41,292
Commercial paper	3,000	—	—	3,000
Certificates of deposit	1,000	—	—	1,000
Short-term investments:
Commercial paper	1,998	2	—	2,000
U.S. Treasury Securities	1,004	—	—	1,004
Government-sponsored agency debt securities	3,536	—	(1)	3,535
Certificates of deposit	3,349	7	—	3,356

Total	$55,179	$9	$(1)	$55,187

The components of cash equivalents and investments at June 30, 2012 were as follows (in thousands):

		Unrealized		Fair Market Value
	Cost	Gains	Losses
Cash equivalents:
Money market funds	$1,516	$—	$—	$1,516
Short-term investments:
Certificates of deposit	3,522	21	—	3,543

Total	$5,038	$21	$—	$5,059

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

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at June 30, 2012 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,516	$1,516	$—	$—
Short-term investments	3,543	3,543	—	—

Total assets measured at fair value	$5,059	$5,059	$—	$—

Liabilities:
Accrued expenses:
Accrued contingent consideration, current portion	$4,395	$—	$—	$4,395

Total liabilities measured at fair value	$4,395	$—	$—	$4,395

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

The Company has incurred contingent consideration liabilities in connection with its business acquisitions in 2010 and 2011. Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial and performance milestones through February 2013. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue and earnings estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. During the three and six months ended June 30, 2012, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. For the three and six months June 30, 2012, the additional expense of $232,000 and $464,000, respectively was included in general and administrative expenses in the consolidated statements of operations. The current portion of the liability for contingent consideration is included in accrued expenses.

The changes in the fair value of the Company’s acquisition related contingent consideration for the six months ended June 30, 2012 were as follows (in thousands):

Balance at beginning of period	$7,537
Payments of contingent consideration	(3,606)
Adjustments to fair value measurements	464

Balance as of June 30, 2012	$4,395

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows (in thousands):

Balance at beginning of period	$38,029
Goodwill acquired (1)	138,708
Effects of foreign currency translation	(140)

Balance as of June 30, 2012	$176,597

(1)	During the three months ended June 30, 2012, the Company recorded an adjustment to the iContact purchase price allocation to reflect the Company’s settlement of certain of its accrued liabilities for taxes. As a result of these settlements, the Company recorded a decrease of $1,250,000 to accrued expenses and a corresponding decrease to goodwill.

Intangible assets at December 31, 2011 consisted of the following (dollars in thousands):

	Weighted-Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	6.7	$4,132	$(1,069)	$3,063
Trade names	6.9	4,362	(3,175)	1,187
Purchased technology	3.8	1,449	(605)	844

Total		$9,943	$(4,849)	$5,094

Intangible assets at June 30, 2012 consisted of the following (dollars in thousands):

	Weighted-Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	3.7	$23,051	$(3,466)	$19,585
Trade names	5.9	5,676	(3,635)	2,041
Purchased technology	3.1	13,421	(2,170)	11,251

Total		$42,148	$(9,271)	$32,877

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended June 30, 2011 and 2012 was $757,000 and $3,133,000, respectively. Amortization expense of intangible assets for the six months ended June 30, 2011 and 2012 was $1,493,000 and $4,741,000, respectively. Future expected amortization of intangible assets at June 30, 2012 was as follows (in thousands):

Remainder of 2012	$6,253
2013	11,997
2014	11,654
2015	2,300
2016	528
2017	145

Total	$32,877

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

8. Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock, and in August 2011 authorized up to an additional $30,000,000. The shares may be purchased from time to time in the open market. The Company did not purchase any shares of its common stock under the stock repurchase program for the six months ended June 30, 2011 and 2012. During the six months ended June 30, 2011 and 2012, the Company repurchased 125,483 and 139,315 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $3,138,000 and $3,002,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

9. Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Cost of revenues	$374	$326	$858	$825
Sales and marketing	1,113	973	2,296	2,145
Research and development	428	643	1,073	1,147
General and administration	1,747	1,565	3,696	3,394

Total	$3,662	$3,507	$7,923	$7,511

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Stock price volatility	57%	55%	57%	58%
Expected term (years)	5.8	6.0	6.2	5.7
Risk-free interest rate	2.2%	1.0%	2.4%	1.1%
Dividend yield	0%	0%	0%	0%

The summary of stock option activity for the six months ended June 30, 2012 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of June 30, 2012
				(In thousands)
Balance outstanding at January 1, 2012	1,757,240	$17.54
Granted	972,107	13.49
Exercised	(3,454)	4.43
Forfeited or cancelled	(41,885)	24.59

Balance outstanding at June 30, 2012	2,684,008	$15.98	7.8	$11,063

Options vested and expected to vest at June 30, 2012	2,548,363	$16.01	7.7	$10,495

Exercisable at June 30, 2012	945,113	$15.09	5.3	$4,895

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2011 and 2012 was $15.04 and $6.82, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2011 and 2012 was $13.40 and $7.09, respectively. The fair value of stock options that vested during the three months ended June 30, 2011 and 2012 was $254,000 and $233,000, respectively. The fair value of stock options that vested during the six months ended June 30, 2011 and 2012 was $4,214,000 and $2,972,000, respectively. As of June 30, 2012, $14.1 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 3.0 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2011 and 2012 was $11,409,000 and $4,000, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2012 was $11,720,000 and $36,000, respectively.

Restricted Stock Awards

The summary of restricted stock award activity for the six months ended June 30, 2012 was as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant-date Fair Value
Balance nonvested at January 1, 2012	1,282,323	$19.55
Awarded	475,333	13.97
Vested	(536,344)	20.44
Forfeited	(72,580)	17.25

Balance nonvested at June 30, 2012	1,148,732	$16.97

As of June 30, 2012, $16.7 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.3 years.

10. Commitments and Contingencies

Revolving Credit Facility

On February 27, 2012, the Company established a $15,000,000 revolving credit facility with a major lending institution which will be available for use until February 27, 2013. The revolving credit facility will be used for general working capital purposes and to provide increased liquidity and financial flexibility. The revolving credit facility has a one-year, annual renewable term and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company pays a monthly fee equal to 0.4% on any unused funds under the revolving facility. As collateral for extension of credit under the facility, the Company and certain of its subsidiaries granted security interests in substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries. As of June 30, 2012, the revolving credit facility was reduced by the Company’s outstanding letters of credit of $1,256,000. As of June 30, 2012, the Company had $13,744,000 available to borrow under the revolving credit facility.

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2012, deferred rent of $681,000 and $5,803,000 is included in accrued expenses and other liabilities, respectively. As of June 30, 2012, minimum required payments in future years under these leases are $1,508,000, $3,278,000, $3,003,000, $2,670,000, $2,637,000 and $12,594,000 in the remainder of 2012 and in the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of June 30, 2012, minimum required payments in future years under these arrangements are $3,270,000, $2,122,000, $394,000, $3,000 and $2,000 for the remainder of 2012 and in the years 2013, 2014, 2015 and 2016, respectively.

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

Overview

We are a leading provider of cloud marketing software that helps businesses attract, engage and retain customers. As consumers’ buying behavior is increasingly influenced by online information and social networks, our software helps companies reach and influence buyers across social networks, online and through the media. Our cloud marketing solutions address key areas of modern online marketing, including social media marketing, search marketing, email marketing and publicity. Our sales organization is focused on adding new customers, renewing customer subscriptions and expanding relationships with existing customers. We deliver our solutions over the Internet using a secure, scalable application and system architecture that allows our customers to quickly deploy and adopt our software.

As of June 30, 2012, we had 14,116 active subscription customers who purchase our products and services. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

We plan to expand our cloud marketing suite, expand our direct sales force, increase alternate channel distribution and selectively pursue strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and marketing, expand our domestic selling and marketing activities and develop our operational and financial systems to manage a growing business.

Acquisition

On February 24, 2012, we acquired all of the outstanding shares of iContact Corporation (iContact), a privately-held provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails to engage, educate and retain customers. We believe the acquisition will provide an email capability component to our marketing suite. The purchase price consisted of approximately $89.6 million of cash, a promissory note in the amount of $0.7 million, 401,672 shares of our common stock with a deemed value at issuance of approximately $9.1 million and 1.0 million shares of our newly-created Series A convertible preferred stock, with a deemed value at issuance of $77.5 million, aggregating approximately $166.9 million of total consideration, net of $10.0 million cash acquired. The acquisition was accounted for under the purchase method of accounting. The consolidated financial statements include the operating results of iContact from the acquisition date. We incurred acquisition-related transaction costs of $2.9 million and severance costs of $2.1 million for the six months ended June 30, 2012. We recorded $5.6 million of net tangible assets, $32.6 million of identifiable intangible assets and $138.7 million of goodwill which is not deductible for tax purposes.

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

Professional services revenue consists primarily of data migration, custom development and training. Our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us generally within 30 days of invoice.

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

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, acquisition-related expenses, third-party payment processing and credit card fees, facilities rent, other corporate expenses, fair value adjustments to contingent consideration and allocated overhead. We expect that in the remainder of 2012, general and administrative expenses will increase in absolute dollars but will decrease as a percentage of revenues.

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

Goodwill and Long-Lived Assets. Goodwill is not amortized, but rather is assessed for impairment at least annually. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We operate under one reporting unit, and as a result, evaluate goodwill impairment based on our fair value as a whole. We use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. The results of our most recent annual assessment performed on November 1, 2011 did not indicate any impairment of goodwill, and as such, the second step of the impairment test was not required. We also review the carrying amount of our reporting unit to its fair value based on quoted market prices of our common stock, or market capitalization. Our market capitalization exceeded our carrying amount on November 1, 2011. No events or circumstances occurred from the date of the assessment through June 30, 2012 that would impact this conclusion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	100%	100%	100%	100%
Cost of revenues	19	20	19	20

Gross profit	81	80	81	80
Operating expenses:
Sales and marketing	51	55	51	57
Research and development	6	7	7	9
General and administrative	26	24	29	29
Amortization of intangible assets	2	5	2	4

Total operating expenses	85	91	89	99
Loss from operations	(4)	(11)	(8)	(19)
Other income, net	—	—	—	—

Loss before provision (benefit) for income taxes	(4)	(11)	(8)	(19)
Provision (benefit) for income taxes	(1)	1	(3)	1

Net loss	(3)%	(12)%	(5)%	(20)%

Three Months Ended June 30, 2012 and 2011

Revenues. Revenues for the three months ended June 30, 2012 were $43.6 million, an increase of $15.1 million, or 53%, over revenues of $28.5 million for the comparable period in 2011. The increase in revenues was primarily due to incremental revenue from the acquisition of iContact of $12.0 million in the three months ended June 30, 2012, net of the fair value adjustment to deferred revenue due to purchase accounting of $729,000 and to the increase in the number of total active subscription customers to 14,116 as of June 30, 2012 from 9,857 as of June 30, 2011. Revenue growth from the increase in active subscription customers, excluding revenue from the acquisition, was $3.2 million. Total deferred revenue as of June 30, 2012 was $68.1 million, representing an increase of $12.2 million, or 22%, over total deferred revenue of $55.9 million as of June 30, 2011.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2012 was $8.7 million, an increase of $3.4 million, or 64%, over cost of revenues of $5.3 million for the comparable period in 2011. The increase in cost of revenues was primarily due to an increase of $1.3 million in employee related costs from additional personnel, including increases in headcount from our acquisition of iContact, $222,000 in hosting facility fees and $991,000 in amortization of technology primarily from our acquisition of iContact. We had 276 full-time employee equivalents in our professional and other support services group at June 30, 2012 compared to 208 full-time employee equivalents at June 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2012 were $24.0 million, an increase of $9.5 million, or 66%, over sales and marketing expenses of $14.5 million for the comparable period in 2011. The increase in sales and marketing was primarily due to an increase of $2.8 million in employee-related costs from additional sales personnel, including increases in headcount from our acquisition of iContact, $1.2 million in sales commissions and incentive compensation and $4.5 million in marketing program costs. We had 650 full-time employee equivalents in sales and marketing at June 30, 2012 compared to 399 full-time employee equivalents at June 30, 2011.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2012 were $3.3 million, an increase of $1.5 million, or 84%, over research and development expenses of $1.8 million for the comparable period in 2011. The increase in research and development was primarily due to an increase of $988,000 in employee-related costs from additional personnel, including increases in headcount from our acquisition of iContact, and $215,000 in stock-based compensation. We had 67 full-time employee equivalents in research and development at June 30, 2012 compared to 46 full-time employee equivalents at June 30, 2011.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 were $10.4 million, an increase of $2.9 million, or 38%, over general and administrative expenses of $7.5 million for the comparable period in 2011. The increase in general and administrative expenses was primarily due to an increase of $393,000 in employee-related costs, including increases in headcount from our acquisition of iContact, $205,000 of severance for iContact personnel and $1.7 million of rent and depreciation expense primarily related to the expansion and relocation of our headquarters and additional rent from our acquisition of iContact. We had 94 full-time employee equivalents in our general and administrative group at June 30, 2012 compared to 70 full-time employee equivalents at June 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended June 30, 2012 was $2.0 million, an increase of $1.4 million, or 218%, compared to $635,000 for the comparable period in 2011. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisition of iContact.

Other Income (Expense). Other expense for the three months ended June 30, 2012 was $65,000, a decrease of $123,000, or 212%, compared to income of $58,000 for the comparable period in 2011, primarily due to changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended June 30, 2012 was $343,000, which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

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

Six Months Ended June 30, 2012 and 2011

Revenues. Revenues for the six months ended June 30, 2012 were $78.5 million, an increase of $23.0 million, or 41%, over revenues of $55.5 million for the comparable period in 2011. The increase in revenues was primarily due to incremental revenue from the acquisition of iContact of $16.2 million in 2012, net of the fair value adjustment to deferred revenue due to purchase accounting of $1.4 million and to the increase in the number of total active subscription customers to 14,116 as of June 30, 2012 from 9,857 as of June 30, 2011. Revenue growth from the increase in active subscription customers, excluding revenue from the acquisition, was $6.8 million. Total deferred revenue as of June 30, 2012 was $68.1 million, representing an increase of $12.2 million, or 22%, over total deferred revenue of $55.9 million as of June 30, 2011.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2012 was $16.0 million, an increase of $5.2 million, or 49%, over cost of revenues of $10.8 million for the comparable period in 2011. The increase in cost of revenues was primarily due to an increase of $1.9 million in employee related costs from additional personnel, including increases in headcount from our acquisition of iContact, $364,000 in hosting facility fees, $183,000 in third-party license and royalty fees for content and $1.4 million in amortization of technology primarily from our acquisition of iContact. We had 276 full-time employee equivalents in our professional and other support services group at June 30, 2012 compared to 208 full-time employee equivalents at June 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2012 were $44.8 million, an increase of $16.6 million, or 59%, over sales and marketing expenses of $28.2 million for the comparable period in 2011. The increase in sales and marketing was primarily due to an increase of $4.6 million in employee-related costs from additional sales personnel, including increases in headcount from our acquisition of iContact, $691,000 in severance for iContact personnel, $2.8 million in sales commissions and incentive compensation and $6.8 million in marketing program costs. We had 650 full-time employee equivalents in sales and marketing at June 30, 2012 compared to 399 full-time employee equivalents at June 30, 2011.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2012 were $7.0 million, an increase of $3.2 million, or 82%, over research and development expenses of $3.8 million for the comparable period in 2011. The increase in research and development was primarily due to an increase of $1.8 million in employee-related costs from additional personnel, including increases in headcount from our acquisition of iContact, and $637,000 of severance for iContact personnel. We had 67 full-time employee equivalents in research and development at June 30, 2012 compared to 46 full-time employee equivalents at June 30, 2011.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2012 were $22.8 million, an increase of $7.1 million, or 45%, over general and administrative expenses of $15.7 million for the comparable period in 2011. The increase in general and administrative expenses was primarily due to an increase of $1.0 million in employee-related costs, including increases in headcount from our acquisition of iContact, $691,000 of severance for iContact personnel, $2.9 million in non-recurring professional fees and transaction costs for the acquisition of iContact and $2.5 million of rent and depreciation expense primarily related to the expansion and relocation of our headquarters and additional rent from our acquisition of iContact. We had 94 full-time employee equivalents in our general and administrative group at June 30, 2012 compared to 70 full-time employee equivalents at June 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 30, 2012 was $3.1 million, an increase of $1.8 million, or 149%, compared to $1.3 million for the comparable period in 2011. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisition of iContact.

Other Income (Expense). Other expense for the six months ended June 30, 2012 was $123,000, a decrease of $347,000, or 155%, compared to other income of $224,000 for the comparable period in 2011, primarily due to changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes for the six months ended June 30, 2012 was $669,000, which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

The benefit for income taxes for the six months ended June 30, 2011 of $1.5 million reflected our actual income tax rate for the period rather than our estimated annual effective tax rate for 2011, as we could not reliably estimate such rate. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and to a lesser extent, state income taxes and certain other non-deductible expenses.

Liquidity and Capital Resources

As of June 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $24.0 million, short-term investments totaling $3.5 million and net accounts receivable totaling $18.8 million. Our cash equivalents and investments primarily consisted of money market funds and certificates of deposit.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2012 was $7.0 million, reflecting a net loss of $16.0 million, non-cash charges for depreciation and amortization of $6.9 million, stock-based compensation of $7.5 million, a net change of $8.0 million in accounts receivable and deferred revenue primarily due to the timing of amounts invoiced to our increased subscription customer base. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012 was $75.0 million, which primarily resulted from the acquisition of iContact of $79.6 million and investments in property, plant equipment and software of $1.6 million, partially offset by net sales of investments of $6.3 million.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2012 was $6.2 million which primarily resulted from our purchase of 139,315 shares of our common stock at an aggregate cost of $3.0 million and $3.1 million for payments of contingent cash consideration for certain of our 2010 and 2011 business acquisitions for the portion of the fair value of the liability at each respective acquisition date.

We have various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. As of June 30, 2012, minimum required payments in future years under these leases are $1.5 million, $3.3 million, $3.0 million, $2.7 million, $2.6 million and $12.6 million in the remainder of 2012 and in the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

We have an irrevocable letter of credit in favor of our landlord for our headquarters in Maryland in the amount of $714,000. The letter of credit does not require a compensating balance and is active through May 2023. In accordance with the terms of the lease agreement, we are permitted to reduce the letter of credit by approximately $119,000 annually for each of the first five years commencing May 2012. As of June 30, 2012, the outstanding balance was $595,000, and no amounts had been drawn against it. We also established two letters of credit in favor of our principal landlord in the United Kingdom. The irrevocable letters of credit are $564,000 in the aggregate, do not require a compensating balance and are active through 2016. As of June 30, 2012, the outstanding balances were $550,000 in the aggregate, and no amounts have been drawn against them. In March 2012, we established an irrevocable letter of credit in favor of our landlord for our iContact office in North Carolina in the amount of $111,000. The letter of credit does not require a compensating balance and is active through March 2013.

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

On February 27, 2012, in connection with the iContact acquisition, we established a $15.0 million revolving credit facility with a major lending institution which will be available for use until February 27, 2013. The revolving credit facility is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The revolving credit facility has a one-year term, renewable annually and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we pay a monthly fee equal to 0.4% on any unused funds under the revolving credit facility. As collateral for extension of credit under the facility, we granted security interests in favor of the institution of substantially all of our assets and pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries. As of June 30, 2012, the revolving credit facility was reduced by our outstanding letters of credit of $1.3 million. As of June 30, 2012, we had $13.7 million available to borrow under the revolving credit facility.

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

As of June 30, 2012, $20.0 million remains available for purchases under our stock repurchase program. Although we have repurchased stock during the years ended December 31, 2009, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro, Philippine peso, Hong Kong dollar and Chinese yuan. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues denominated in a foreign currency were approximately 14% of our total revenues in the year ended December 31, 2011 and 10% of our total revenues for the six months ended June 30, 2012. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business continues to evolve, expanding into new markets and new service areas, and is therefore subject to additional risk and uncertainty. For example, in 2008 we began offering solutions specifically for small businesses, in June 2010, we began providing social media monitoring services to our customers, in October 2011, we began offering a marketing suite targeted at small to mid-sized businesses, and in February 2012, we acquired iContact which provides email marketing services. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of these services and expansion beyond our current marketing automation solutions including our social media marketing and email marketing offerings.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $3.6 million for 2010, $4.2 million for 2011 and $15.2 million for the first six months of 2012. Although we had operating income in 2009, we expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

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

We also expect that new competitors, such as enterprise software vendors and cloud-based service providers that have traditionally focused on enterprise resource planning or back office applications, will enter the cloud marketing market with competing products as the cloud marketing market develops and matures. Many of these potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential customers, alliance partners or other third-parties or may combine and consolidate to become more formidable competitors with better resources. It is possible that these new competitors could rapidly acquire significant market share.

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

Sale of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30,000,000 of our shares of common stock, and in August 2011 authorized up to an additional $30,000,000. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. As of June 30, 2012, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended June 30, 2012, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
April 1 – April 30
Share repurchase program (1)	—	—	—	$20,000,520
Employee transactions (2)	—	—	—	N/A
May 1 – May 31
Share repurchase program (1)	—	—	—	$20,000,520
Employee transactions (2)	—	—	—	N/A
June 1 – June 30
Share repurchase program (1)	—	—	—	$20,000,520
Employee transactions (2)	1,699	$18.16	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. On August 18, 2011, our Board of Directors authorized us to purchase up to an additional $30,000,000 shares of our common stock under the share repurchase program. There is no expiration date specified for the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit Number		Exhibit
3.1		Fifth Amended and Restated Certificate of Incorporation.(1)

3.2		Amended and Restated Bylaws.(2)

4.1		Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

31.1	*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer,
President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and Chief Financial Officer

Date: August 6, 2012

INDEX TO EXHIBITS

Exhibit Number		Exhibit

3.1		Fifth Amended and Restated Certificate of Incorporation.(1)

3.2		Amended and Restated Bylaws.(2)

4.1		Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

31.1	*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.