Form 10-Q
period 2012-09-30
Vocus, Inc.
filed 2012-11-07
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, 20,702,280 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	September 30, 2012
		(Unaudited)
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$98,284	$27,970
Short-term investments	9,895	2,601
Accounts receivable, net of allowance for doubtful accounts of $244 and $237 at December 31, 2011 and September 30, 2012, respectively	23,504	18,899
Deferred income taxes	82	283
Prepaid expenses and other current assets	1,966	3,053

Total current assets	133,731	52,806
Property, equipment and software, net	17,843	19,067
Intangible assets, net	5,094	29,807
Goodwill	38,029	176,854
Other assets	1,046	728

Total assets	$195,743	$279,262

Current liabilities:
Accounts payable	$725	$846
Accrued compensation	3,695	4,392
Accrued expenses	13,463	15,879
Current portion of notes payable and capital lease obligations	176	850
Current portion of deferred revenue	62,010	66,643

Total current liabilities	80,069	88,610
Notes payable and capital lease obligations, net of current portion	854	787
Other liabilities	8,331	6,910
Deferred income taxes, net of current portion	2,781	3,516
Deferred revenue, net of current portion	987	1,485

Total liabilities	93,022	101,308
Commitments and contingencies

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares designated from authorized preferred stock, issued and outstanding at September 30, 2012	—	77,490

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011; 1,000,000 shares designated as Series A redeemable convertible preferred stock and issued and outstanding at September 30, 2012; no other shares issued and outstanding at September 30, 2012	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 21,750,525 and 21,907,061 shares issued at December 31, 2011 and September 30, 2012, respectively; 18,722,384 and 19,588,789 shares outstanding at December 31, 2011 and September 30, 2012, respectively	218	219
Additional paid-in capital	200,273	211,413
Treasury stock, 3,028,141 and 2,318,272 shares at December 31, 2011 and September 30, 2012, respectively at cost	(48,423)	(41,881)
Accumulated other comprehensive loss	(607)	(688)
Accumulated deficit	(48,740)	(68,599)

Total stockholders’ equity	102,721	100,464

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$195,743	$279,262

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$28,886	$45,217	$84,355	$123,690
Cost of revenues	5,367	8,932	16,120	24,946

Gross profit	23,519	36,285	68,235	98,744
Operating expenses:
Sales and marketing	14,181	25,623	42,422	70,468
Research and development	1,773	3,280	5,588	10,239
General and administrative	7,437	8,805	23,162	31,562
Amortization of intangible assets	442	2,016	1,693	5,136

Total operating expenses	23,833	39,724	72,865	117,405
Loss from operations	(314)	(3,439)	(4,630)	(18,661)
Other income (expense):
Interest and other income (expense)	10	(40)	249	(63)
Interest expense	(5)	(65)	(20)	(165)

Total other income (expense)	5	(105)	229	(228)
Loss before provision (benefit) for income taxes	(309)	(3,544)	(4,401)	(18,889)
Provision (benefit) for income taxes	(97)	301	(1,576)	970

Net loss	$(212)	$(3,845)	$(2,825)	$(19,859)

Net loss per share:
Basic and diluted	$(0.01)	$(0.20)	$(0.15)	$(1.02)

Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	19,289,740	19,570,459	18,745,508	19,385,318

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(Unaudited)
	(Dollars in thousands)
Net loss	$(212)	$(3,845)	$(2,825)	$(19,859)
Other comprehensive income (loss), before taxes and net of reclassification adjustments:
Foreign currency translation adjustment	(559)	158	82	(109)
Unrealized net gain (loss) on available-for-sale investments, net of taxes	(1)	10	—	28

Other comprehensive income (loss), net of taxes	(560)	168	82	(81)

Comprehensive loss	$(772)	$(3,677)	$(2,743)	$(19,940)

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2012
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(2,825)	$(19,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,779	3,764
Amortization of intangible assets	2,055	7,870
Loss on disposal of assets	68	—
Impairment of long-lived assets	100	709
Stock-based compensation	11,409	11,083
Stock issued for consulting services	—	482
Adjustment to fair value of accrued contingent consideration	1,122	696
Provision for doubtful accounts	379	313
Deferred income taxes	(2,178)	545
Payments of contingent consideration for business acquisition in excess of fair value on acquisition date	(147)	(494)
Changes in operating assets and liabilities:
Accounts receivable	3,738	4,456
Prepaid expenses and other current assets	1,692	(500)
Other assets	(177)	(131)
Accounts payable	1,814	(1,270)
Accrued compensation	(291)	(689)
Accrued expenses	1,886	1,351
Deferred revenue	(1,494)	3,273
Other liabilities	5,886	(376)

Net cash provided by operating activities	24,816	11,223
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,947)	(79,801)
Purchases of available-for-sale securities	(16,094)	(2,340)
Sales of available-for-sale securities	—	5,835
Maturities of available-for-sale securities	16,384	3,813
Purchases of property, equipment and software	(13,300)	(2,732)
Proceeds from disposal of assets	14	5
Software development costs	(230)	(198)

Net cash used in investing activities	(20,173)	(75,418)
Cash flows from financing activities:
Repurchases of common stock	(16,108)	(3,058)
Proceeds from the exercise of stock options	18,936	59
Proceeds from notes payable	440	—
Payments of contingent consideration for business acquisitions	(1,289)	(3,112)
Payments on notes payable and capital lease obligations	(139)	(168)

Net cash provided by (used in) financing activities	1,840	(6,279)
Effect of exchange rate changes on cash and cash equivalents	27	160

Net increase (decrease) in cash and cash equivalents	6,510	(70,314)
Cash and cash equivalents, beginning of period	94,918	98,284

Cash and cash equivalents, end of period	$101,428	$27,970

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A redeemable convertible preferred stock in connection with acquisition	$—	$77,490
Issuance of common stock in connection with acquisition	$—	$9,118
Issuance of promissory note in connection with acquisition	$—	$669
Assets acquired under capital leases and other financing arrangements	$421	$106

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

Vocus, Inc. (Vocus or the Company) is a provider of cloud marketing software that helps businesses reach and influence buyers across social networks, online and through the media. The Company provides an integrated suite that combines social marketing, search marketing, email marketing and publicity into a comprehensive solution to help businesses attract, engage and retain customers. The Company is headquartered in Beltsville, Maryland with sales and other offices in the United States, Europe and Asia.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of Vocus and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2011 and September 30, 2012. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains and losses for the three and nine months ended September 30, 2011 and 2012 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2011 and September 30, 2012, the net unrealized gains (losses) on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at September 30, 2012.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured using the amount by which the carrying amount exceeds the estimated fair value of the assets. Impairment charges for the nine months ended September 30, 2011 and 2012 were $100,000 and $709,000, respectively, which primarily related to leasehold improvements no longer used.

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

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is their local currency. The translation of each subsidiary’s financial statements into U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three and nine months ended September 30, 2011 and 2012.

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

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next twelve months. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and is subject to U.S. federal, state, and foreign tax examinations for years ranging from 2002 to 2011.

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

For the three and nine months ended September 30, 2011 and 2012, the Company incurred net losses and, therefore, the diluted earnings per share calculations were anti-dilutive. Accordingly, basic and diluted net loss per share were identical. For the three and nine months ended September 30, 2011 and 2012, diluted earnings per share excluded the impact of 1,712,071 and 2,669,373 outstanding stock options, respectively, 1,306,421 and 1,111,991 nonvested shares of restricted stock, respectively, and for the three and nine months ended September 30, 2012, 1,000,000 shares of Series A redeemable convertible preferred stock as the result would be anti-dilutive.

3.	Business Combinations

On February 24, 2012, the Company acquired all of the outstanding shares of capital stock of iContact Corporation (iContact), a privately-held provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails designed to engage, educate and retain customers. The acquisition of iContact added an email capability component to the Company’s cloud marketing suite. During the nine months ended September 30, 2012, the Company incurred acquisition-related transaction costs of $2,886,000, which are included in general and administrative expense in the consolidated statements of operations. During the nine months ended September 30, 2012, the Company incurred severance costs of $2,071,000, of which $52,000, $691,000, $637,000 and $691,000, were included in cost of revenues, sales and marketing, research and development and general and administrative expenses, respectively, in the consolidated statement of operations. All amounts were paid as of September 30, 2012. The acquisition was accounted for under the purchase method of accounting. The operating results of iContact are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration consisted of the following (in thousands):

Cash	$89,801
Note payable	669
Common stock	9,118
Series A redeemable convertible preferred stock	77,490

Total purchase consideration	$177,078

The purchase consideration consisted of $90,470,000 in cash, of which $669,000 was held back in the form of a promissory note (Escrow Note), 401,672 shares of the Company’s common stock with a deemed value at issuance of $9,118,000, and 1.0 million shares of the Company’s newly-created Series A convertible preferred stock (Preferred Stock) with a deemed value at issuance of $77,490,000, aggregating approximately $167,078,000 of total consideration, net of $10,000,000 cash acquired. The Escrow Note accrues interest at a rate of 1% per annum and is to be held in escrow until February 24, 2013 and is to be paid in one lump sum. The Company may prepay the Escrow Note in whole or in part at any time. Upon an Event of Default (as defined in the Escrow Note), interest shall accrue on the entire unpaid balance and interest at a rate of 5% per annum. For more information about the Preferred Stock, please refer to Note 7, Series A Redeemable Convertible Preferred Stock. At the closing of the acquisition, a portion of the consideration, consisting of 72,656 shares of common stock, 85,090 shares of Preferred Stock, $6,064,000 in cash and the Escrow Note, were deposited in escrow for a period of one year to satisfy potential indemnification claims by the Company against iContact with respect to breaches by iContact of its representations, warranties and covenants, or any post-closing purchase price adjustments or outstanding appraisal claims by iContact stockholders.

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

The preliminary allocation of the purchase price as of the acquisition date was as follows (in thousands):

	Estimated Useful Life	Estimated Fair Value
Cash and cash equivalents		$10,000
Accounts receivable, net		96
Prepaid and other current assets		478
Property, equipment and software, net		2,625
Trade name	3 years	1,400
Customer relationships	3 years	19,166
Purchased technology	3 years	12,041
Goodwill		138,860
Accounts payable and accrued liabilities		(5,911)
Deferred revenue		(1,645)
Other liabilities		(32)

Total purchase price		$177,078

The purchase price has been finalized with the exception of certain tax matters.

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2011 and 2012 assumes that the iContact acquisition occurred at the beginning of 2011. The unaudited pro forma information combines the historical results for the Company with the historical results for iContact for the same period. The unaudited pro forma financial information for the three months ended September 30, 2011 includes amortization of acquired intangible assets of $2,587,000. The unaudited pro forma financial information for the three months ended September 30, 2012 excludes the fair value adjustment for deferred revenue of $513,000. The unaudited pro forma financial information for the nine months ended September 30, 2011 and 2012 includes amortization of acquired intangible assets of $7,761,000 and $1,535,000, respectively. The unaudited pro forma financial information for the nine months ended September 30, 2012 excludes acquisition-related transaction and severance costs of $4,957,000 and the fair value adjustment for deferred revenue of $1,913,000. The following unaudited pro forma information is not intended to be indicative of future operating results (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Pro forma revenues	$40,911	$45,730	$120,094	$133,017

Pro forma net loss	$(4,867)	$(3,332)	$(16,728)	$(15,819)

Pro forma net loss per share:
Basic and diluted	$(0.13)	$(0.17)	$(0.87)	$(0.81)

The Company recognized revenue and incurred a net loss from iContact of $29,142,000 and $5,474,000, respectively, since the date of acquisition through September 30, 2012.

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2011 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$41,292	$—	$—	$41,292
Commercial paper	3,000	—	—	3,000
Certificates of deposit	1,000	—	—	1,000
Short-term investments:
Commercial paper	1,998	2	—	2,000
U.S. Treasury Securities	1,004	—	—	1,004
Government-sponsored agency debt securities	3,536	—	(1)	3,535
Certificates of deposit	3,349	7	—	3,356

Total	$55,179	$9	$(1)	$55,187

The components of cash equivalents and investments at September 30, 2012 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$1,551	$—	$—	$1,551
Certificates of deposit	1,286	—	—	1,286
Short-term investments:
Certificates of deposit	2,571	30	—	2,601

Total	$5,408	$30	$—	$5,438

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

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at September 30, 2012 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,837	$2,837	$—	$—
Short-term investments	2,601	2,601	—	—

Total assets measured at fair value	$5,438	$5,438	$—	$—

Liabilities:
Accrued expenses:
Accrued contingent consideration, current portion	$4,627	$—	$—	$4,627

Total liabilities measured at fair value	$4,627	$—	$—	$4,627

Cash equivalents and investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

The Company has incurred contingent consideration liabilities in connection with its business acquisitions in 2010 and 2011. Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial and performance milestones through February 2013. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue and earnings estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. During the three and nine months ended September 30, 2012, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. For the three and nine months ended September 30, 2012, the additional expense of $232,000 and $696,000, respectively, was included in general and administrative expenses in the consolidated statements of operations. The current portion of the liability for contingent consideration is included in accrued expenses.

The changes in the fair value of the Company’s acquisition related contingent consideration for the nine months ended September 30, 2012 were as follows (in thousands):

Balance at beginning of period	$7,537
Payments of contingent consideration	(3,606)
Adjustments to fair value measurements	696

Balance as of September 30, 2012	$4,627

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows (in thousands):

Balance at beginning of period	$38,029
Goodwill acquired	138,860
Effects of foreign currency translation	(35)

Balance as of September 30, 2012	$176,854

Intangible assets at December 31, 2011 consisted of the following (dollars in thousands):

	Weighted-Average	Gross		Net
	Amortization	Carrying		Carrying
	Period	Amount	Amortization	Amount

Customer relationships	6.7	$4,132	$(1,069)	$3,063
Trade names	6.9	4,362	(3,175)	1,187
Purchased technology	3.8	1,449	(605)	844

Total		$9,943	$(4,849)	$5,094

Intangible assets at September 30, 2012 consisted of the following (dollars in thousands):

	Weighted-Average	Gross		Net
	Amortization	Carrying		Carrying
	Period	Amount	Amortization	Amount

Customer relationships	3.7	$23,126	$(5,233)	$17,893
Trade names	5.9	5,680	(3,913)	1,767
Purchased technology	3.1	13,438	(3,291)	10,147

Total		$42,244	$(12,437)	$29,807

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended September 30, 2011 and 2012 was $562,000 and $3,129,000, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2011 and 2012 was $2,055,000 and $7,870,000, respectively. Future expected amortization of intangible assets at September 30, 2012 was as follows (in thousands):

Remainder of 2012	$3,127
2013	12,012
2014	11,669
2015	2,312
2016	539
2017	148

Total	$29,807

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

The shares of Preferred Stock vote on an as-converted basis with the common stock, voting together as a single class, provided that the holders of the Preferred Stock are entitled to vote separately as a class on certain matters affecting the Preferred Stock. If any shares of Preferred Stock are outstanding on or after February 24, 2017, the holders of the Preferred Stock will have the right to vote separately as a class on additional actions by the Company related to acquisitions, redemptions, dividends, capital stock, and indebtedness. In addition, for so long as the outstanding shares of Preferred Stock continue to represent at least 5% of the total outstanding shares of the Company’s common stock, calculated assuming the conversion of all outstanding shares or Preferred Stock into shares of common stock, the holders of the Preferred Stock, voting as a separate class, will have the exclusive right to elect one director to the Company’s Board of Directors (Series A Director).

In connection with the acquisition of iContact, the Company also entered into, on February 24, 2012, an Investor Rights Agreement (Investor Rights Agreement) whereby the holders of the Preferred Stock have the right to nominate a director to the Company’s Board for as long as they hold 5% or more of the Company’s issued and outstanding capital stock (which nominee shall be the Series A Director for so long as the holders of Preferred Stock have the right to elect the Series A Director pursuant to the Certificate of Designation). In addition, subject to the terms and conditions of the Investor Rights Agreement, the holders of the Preferred Stock shall have demand and piggyback registration rights and the right to participate in certain repurchases of common stock by the Company.

8.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30,000,000 of the Company’s shares of common stock, and in August 2011 authorized up to an additional $30,000,000. The shares may be purchased from time to time in the open market. During the nine months ended September 30, 2011, the Company purchased 643,410 shares of its common stock for $12,970,000. The Company did not purchase any shares of its common stock under the stock repurchase program for the nine months ended September 30, 2012. During the nine months ended September 30, 2011 and 2012, the Company repurchased 125,483 and 142,191 shares, respectively, of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $3,138,000 and $3,058,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

9.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Cost of revenues	$359	$343	$1,217	$1,168
Sales and marketing	908	994	3,204	3,139
Research and development	495	712	1,568	1,859
General and administration	1,724	1,523	5,420	4,917

Total	$3,486	$3,572	$11,409	$11,083

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Stock price volatility	57%	59%	57%	60%
Expected term (years)	5.5	6.0	6.2	5.7
Risk-free interest rate	1.3%	0.8%	2.3%	1.1%
Dividend yield	0%	0%	0%	0%

The summary of stock option activity for the nine months ended September 30, 2012 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of September 30, 2012
				(In thousands)
Balance outstanding at January 1, 2012	1,757,240	$17.54
Granted	983,107	13.56
Exercised	(7,464)	7.90
Forfeited or cancelled	(63,510)	23.31

Balance outstanding at September 30, 2012	2,669,373	$15.96	7.6	$13,834

Options vested and expected to vest at September 30, 2012	2,549,730	$15.99	7.5	$13,195

Exercisable at September 30, 2012	951,353	$15.11	5.1	$5,932

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2011 and 2012 was $11.96 and $10.64, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2011 and 2012 was $13.31 and $7.33, respectively. The fair value of stock options that vested during the three months ended September 30, 2011 and 2012 was $78,000 and $155,000, respectively. The fair value of stock options that vested during the nine months ended September 30, 2011 and 2012 was $4,292,000 and $3,127,000, respectively. As of September 30, 2012, $13.1 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2011 and 2012 was $3,782,000 and $34,000, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2012 was $15,502,000 and $70,000, respectively.

Restricted Stock Awards

The summary of restricted stock award activity for the nine months ended September 30, 2012 was as follows:

	Number of Shares	Weighted-Average
	Underlying	Grant-date
	Stock Awards	Fair Value
Balance nonvested at January 1, 2012	1,282,323	$19.55
Awarded	484,333	14.06
Vested	(560,960)	20.29
Forfeited	(93,705)	16.69

Balance nonvested at September 30, 2012	1,111,991	$17.02

As of September 30, 2012, $14.2 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.2 years.

10.	Commitments and Contingencies

Revolving Credit Facility

On February 27, 2012, the Company established a $15,000,000 revolving credit facility with a major lending institution which will be available for use until February 27, 2013. The revolving credit facility is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The revolving credit facility has a one-year, annual renewable term and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company pays a monthly fee equal to 0.4% on any unused funds under the revolving facility. As collateral for extension of credit under the facility, the Company and certain of its subsidiaries granted security interests in substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries. As of September 30, 2012, the revolving credit facility was reduced by the Company’s outstanding letters of credit of $1,276,000. As of September 30, 2012, the Company had $13,724,000 available to borrow under the revolving credit facility.

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2012, deferred rent of $722,000 and $5,779,000 is included in accrued expenses and other liabilities, respectively. As of September 30, 2012, minimum required payments in future years under these leases are $527,000, $3,810,000, $3,520,000, $3,210,000, $3,205,000 and $12,979,000 in the remainder of 2012 and in the years 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively.

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of September 30, 2012, minimum required payments in future years under these arrangements are $1,975,000, $3,833,000, $2,020,000, $866,000 and $2,000 for the remainder of 2012 and in the years 2013, 2014, 2015 and 2016, respectively.

11.	Subsequent Event

On October 31, 2012, the Company announced that the employment of Mr. William R. Wagner, its Executive Vice President and Chief Operating Officer, will cease effective November 2, 2012. As a result, certain severance and other benefits will be provided to Mr. Wagner pursuant to Mr. Wagner’s employment agreement dated July 17, 2006. On the date of announcement, the Company will record approximately $370,000 of costs related to severance and benefit payments. The Company will also record approximately $425,000 of stock-based compensation costs related to twelve months of continued vesting of stock options and restricted stock awards granted to Mr. Wagner from 2006 through 2012 resulting in an aggregate of approximately 147,000 shares of common stock.

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

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements include, among others, statements regarding future events, future financial performance, our anticipated growth, anticipated trends regarding costs of revenues and operating expenses, the effect of general economic and market conditions, our business strategy and our plan to build our business, our operating results, new features and services, our ability to successfully integrate acquired businesses and technologies, the sufficiency of our capital resources, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Forward- looking statements reflect our plans, expectations and beliefs, and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Item 1A of Part II.

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

As of September 30, 2012, we had 15,131 active subscription customers who purchased our products and services. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

We plan to expand our cloud marketing suite, expand our direct sales force, increase alternate channel distribution and selectively pursue strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and marketing, expand our domestic selling and marketing activities and develop our operational and financial systems to manage a growing business.

Acquisition

On February 24, 2012, we acquired all of the outstanding shares of iContact Corporation (iContact), a privately-held provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails to engage, educate and retain customers. The acquisition provided an email capability component to our marketing suite. The purchase price consisted of approximately $89.8 million of cash, a promissory note in the amount of $0.7 million, 401,672 shares of our common stock with a deemed value at issuance of approximately $9.1 million and 1.0 million shares of our newly-created Series A convertible preferred stock, with a deemed value at issuance of $77.5 million, aggregating approximately $167.1 million of total consideration, net of $10.0 million cash acquired. The acquisition was accounted for under the purchase method of accounting. The consolidated financial statements include the operating results of iContact from the acquisition date. We incurred acquisition-related transaction costs of $2.9 million and paid severance costs of $2.1 million for the nine months ended September 30, 2012. We recorded $5.6 million of net tangible assets, $32.6 million of identifiable intangible assets and $138.9 million of goodwill which is not deductible for tax purposes.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure, press release distribution, acquisition, maintenance and amortization of our information database, amortization of purchased technology from business combinations, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer and office supplies, management information systems and depreciation for computer equipment based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

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

We plan to continue to invest in sales and marketing to add new customers, increase sales to our existing customers and increase sales of our online news release distribution services. Such investments will include adding sales personnel and expanding our marketing activities to seek to build brand awareness and generate additional sales leads. We expect that in the remainder of 2012, sales and marketing expenses will increase in absolute dollars and as a percentage of revenues.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenues	100%	100%	100%	100%
Cost of revenues	19	20	19	20

Gross profit	81	80	81	80
Operating expenses:
Sales and marketing	49	57	50	57
Research and development	6	7	7	8
General and administrative	26	20	27	26
Amortization of intangible assets	1	4	2	4

Total operating expenses	82	88	86	95
Loss from operations	(1)	(8)	(5)	(15)
Other income, net	—	—	—	—

Loss before provision (benefit) for income taxes	(1)	(8)	(5)	(15)
Provision (benefit) for income taxes	—	1	(2)	1

Net loss	(1)%	(9)%	(3)%	(16)%

Three Months Ended September 30, 2012 and 2011

Revenues. Revenues for the three months ended September 30, 2012 were $45.2 million, an increase of $16.3 million, or 57%, over revenues of $28.9 million for the comparable period in 2011. The increase in revenues was primarily due to incremental revenue from the acquisition of iContact of $12.9 million in the three months ended September 30, 2012, net of the fair value adjustment to deferred revenue due to purchase accounting of $513,000 and to the increase in the number of total active subscription customers to 15,131 as of September 30, 2012 from 10,855 as of September 30, 2011. Revenue growth from the increase in active subscription customers, excluding revenue from the acquisition, was $3.5 million. Total deferred revenue as of September 30, 2012 was $68.1 million, representing an increase of $12.9 million, or 23%, over total deferred revenue of $55.2 million as of September 30, 2011.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2012 was $8.9 million, an increase of $3.5 million, or 66%, over cost of revenues of $5.4 million for the comparable period in 2011. The increase in cost of revenues was primarily due to an increase of $1.3 million in employee related costs from additional personnel, including increases in headcount from our acquisition of iContact, $1.0 million in amortization of technology primarily from our acquisition of iContact, $448,000 of contracted labor costs and $210,000 in hosting facility fees. We had 266 full-time employee equivalents in our professional and other support services group at September 30, 2012 compared to 205 full-time employee equivalents at September 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2012 were $25.6 million, an increase of $11.4 million, or 81%, over sales and marketing expenses of $14.2 million for the comparable period in 2011. The increase in sales and marketing was primarily due to an increase of $3.5 million in employee-related costs from additional sales personnel, including increases in headcount from our acquisition of iContact, $841,000 in sales commissions and incentive compensation and $5.6 million in marketing program costs. We had 734 full-time employee equivalents in sales and marketing at September 30, 2012 compared to 431 full-time employee equivalents at September 30, 2011.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2012 were $3.3 million, an increase of $1.5 million, or 85%, over research and development expenses of $1.8 million for the comparable period in 2011. The increase in research and development was primarily due to an increase of $739,000 in employee-related costs from additional personnel, including increases in headcount from our acquisition of iContact, and $217,000 in stock-based compensation. For the three months ended September 30, 2012, we did not capitalize any employee-related costs for internally developed software. For the three months ended September 30, 2011, we capitalized $179,000 of employee-related costs for internally developed software. We had 69 full-time employee equivalents in research and development at September 30, 2012 compared to 45 full-time employee equivalents at September 30, 2011.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 were $8.8 million, an increase of $1.4 million, or 18%, over general and administrative expenses of $7.4 million for the comparable period in 2011. The increase in general and administrative expenses was primarily due to an increase of $335,000 in employee-related costs, including increases in headcount from our acquisition of iContact, and $1.0 million of rent and depreciation expense primarily related to the expansion and relocation of our headquarters and additional rent from our acquisition of iContact. We had 92 full-time employee equivalents in our general and administrative group at September 30, 2012 compared to 71 full-time employee equivalents at September 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended September 30, 2012 was $2.0 million, an increase of $1.6 million, or 356%, compared to $442,000 for the comparable period in 2011. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisition of iContact.

Other Income (Expense). Other expense for the three months ended September 30, 2012 was $105,000, a decrease of $110,000, or 2,200%, compared to other income of $5,000 for the comparable period in 2011, primarily due to changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended September 30, 2012 was $301,000, which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and, to a lesser extent, state income taxes and certain other non-deductible expenses.

The benefit for income taxes for the three months ended September 30, 2011 was $97,000, which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and, to a lesser extent, state income taxes and certain other non-deductible expenses. Additionally, we recorded a tax benefit related to tax credits related to prior years.

Nine Months Ended September 30, 2012 and 2011

Revenues. Revenues for the nine months ended September 30, 2012 were $123.7 million, an increase of $39.3 million, or 47%, over revenues of $84.4 million for the comparable period in 2011. The increase in revenues was primarily due to incremental revenue from the acquisition of iContact of $29.1 million in 2012, net of the fair value adjustment to deferred revenue due to purchase accounting of $1.9 million and to the increase in the number of total active subscription customers to 15,131 as of September 30, 2012 from 10,855 as of September 30, 2011. Revenue growth from the increase in active subscription customers, excluding revenue from the acquisition, was $10.4 million. Total deferred revenue as of September 30, 2012 was $68.1 million, representing an increase of $12.9 million, or 23%, over total deferred revenue of $55.2 million as of September 30, 2011.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2012 was $24.9 million, an increase of $8.8 million, or 55%, over cost of revenues of $16.1 million for the comparable period in 2011. The increase in cost of revenues was primarily due to an increase of $3.2 million in employee related costs from additional personnel, including increases in headcount from our acquisition of iContact, $931,000 of contracted labor costs, $574,000 in hosting facility fees, $360,000 in third-party license and royalty fees for content and $2.4 million in amortization of technology primarily from our acquisition of iContact. We had 266 full-time employee equivalents in our professional and other support services group at September 30, 2012 compared to 205 full-time employee equivalents at September 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2012 were $70.4 million, an increase of $28.1 million, or 66%, over sales and marketing expenses of $42.4 million for the comparable period in 2011. The increase in sales and marketing was primarily due to an increase of $8.1 million in employee-related costs from additional sales personnel, including increases in headcount from our acquisition of iContact, $691,000 in severance for iContact personnel, $3.7 million in sales commissions and incentive compensation and $12.4 million in marketing program costs. We had 734 full-time employee equivalents in sales and marketing at September 30, 2012 compared to 431 full-time employee equivalents at September 30, 2011.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2012 were $10.2 million, an increase of $4.6 million, or 83%, over research and development expenses of $5.6 million for the comparable period in 2011. The increase in research and development was primarily due to an increase of $2.5 million in employee-related costs from additional personnel, including increases in headcount from our acquisition of iContact, $637,000 of severance for iContact personnel and $291,000 in stock-based compensation. For the nine months ended September 30, 2012, we did not capitalize any employee-related research and development costs for internally developed software. For the three months ended September 30, 2011, we capitalized $251,000 of employee-related costs for internally developed software. We had 69 full-time employee equivalents in research and development at September 30, 2012 compared to 45 full-time employee equivalents at September 30, 2011.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 were $31.6 million, an increase of $8.4 million, or 36%, over general and administrative expenses of $23.2 million for the comparable period in 2011. The increase in general and administrative expenses was primarily due to an increase of $1.4 million in employee-related costs, including increases in headcount from our acquisition of iContact, $691,000 of severance for iContact personnel, $2.8 million in non-recurring professional fees and transaction costs for the acquisition of iContact and $4.3 million of rent and depreciation expense primarily related to the expansion and relocation of our headquarters and additional rent from our acquisition of iContact. We had 92 full-time employee equivalents in our general and administrative group at September 30, 2012 compared to 71 full-time employee equivalents at September 30, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2012 was $5.1 million, an increase of $3.4 million, or 203%, compared to $1.7 million for the comparable period in 2011. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisition of iContact.

Other Income (Expense). Other expense for the nine months ended September 30, 2012 was $228,000, a decrease of $457,000, or 200%, compared to other income of $229,000 for the comparable period in 2011, primarily due to changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes for the nine months ended September 30, 2012 was $970,000, which reflects our estimated annual effective tax rate for the year. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and, to a lesser extent, state income taxes and certain other non-deductible expenses.

The benefit for income taxes for the nine months ended September 30, 2011 of $1.6 million reflected our actual income tax rate for the period rather than our estimated annual effective tax rate for 2011, as we could not reliably estimate such rate. Our effective tax rate differed from the U.S. Federal statutory rate primarily due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and, to a lesser extent, state income taxes and certain other non-deductible expenses.

Liquidity and Capital Resources

As of September 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $28.0 million, short-term investments totaling $2.6 million and net accounts receivable totaling $18.9 million. Our cash equivalents and investments primarily consisted of money market funds and certificates of deposit.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $11.2 million, reflecting a net loss of $19.9 million, non-cash charges for depreciation and amortization of $11.6 million, stock-based compensation of $11.1 million, a net change of $7.7 million in accounts receivable and deferred revenue primarily due to the timing of amounts invoiced to our increased subscription customer base. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 was $75.4 million, which primarily resulted from the acquisition of iContact of $79.8 million and investments in property, plant equipment and software of $2.9 million, partially offset by net sales of investments of $7.3 million.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2012 was $6.3 million which primarily resulted from our purchase of 142,191 shares of our common stock at an aggregate cost of $3.1 million and $3.1 million for payments of contingent cash consideration for certain of our 2010 and 2011 business acquisitions for the portion of the fair value of the liability at each respective acquisition date.

We have various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. As of September 30, 2012, minimum required payments in future years under these leases are $0.5 million, $3.8 million, $3.5 million, $3.2 million, $3.2 million and $13.0 million in the remainder of 2012 and in the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

We have an irrevocable letter of credit in favor of our landlord for our headquarters in Maryland in the amount of $714,000. The letter of credit does not require a compensating balance and is active through May 2023. In accordance with the terms of the lease agreement, we are permitted to reduce the letter of credit by approximately $119,000 annually for each of the first five years commencing May 2012. As of September 30, 2012, the outstanding balance was $595,000 and no amounts had been drawn against it. We also established two letters of credit in favor of our principal landlord in the United Kingdom. The irrevocable letters of credit are $564,000 in the aggregate, do not require a compensating balance and are active through 2016. As of September 30, 2012, the outstanding balances were $570,000 in the aggregate, and no amounts have been drawn against them. In March 2012, we established an irrevocable letter of credit in favor of our landlord for our iContact office in North Carolina in the amount of $111,000. The letter of credit does not require a compensating balance and is active through March 2013.

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

On February 27, 2012, we established a $15.0 million revolving credit facility with a major lending institution which will be available for use until February 27, 2013. The revolving credit facility is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The revolving credit facility has a one-year term, renewable annually and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we pay a monthly fee equal to 0.4% on any unused funds under the revolving credit facility. As collateral for extension of credit under the facility, we granted security interests in favor of the institution of substantially all of our assets and pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries. As of September 30, 2012, the revolving credit facility was reduced by our outstanding letters of credit of $1.3 million. As of September 30, 2012, we had $13.7 million available to borrow under the revolving credit facility.

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

As of September 30, 2012, $20.0 million remains available for purchases under our stock repurchase program. Although we have repurchased stock during the years ended December 31, 2009, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro, Philippine peso, Hong Kong dollar and Chinese yuan. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. Dollar. Revenues denominated in a foreign currency were approximately 14% of our total revenues in the year ended December 31, 2011 and 10% of our total revenues for the nine months ended September 30, 2012. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A majority of our solutions are sold pursuant to subscription agreements, and if our existing subscription customers elect either not to renew these agreements, renew these agreements for fewer modules or users, or renew these agreements for less expensive services, our business, financial condition and results of operations will be adversely affected.

A portion of our solutions are sold pursuant to subscription agreements and our customers have no obligation to renew these agreements. As a result, we may not be able to consistently and accurately predict future renewal rates. Our subscription customers’ renewal rates may decline or fluctuate or our subscription customers may renew for fewer modules or users or for less expensive services as a result of a number of factors, including their level of satisfaction with our solutions, budgetary or other concerns, and the availability and pricing of competing products. Additionally, we may lose our subscription customers due to the high turnover rate in the marketing or PR departments of small and mid-sized organizations. If large numbers of existing subscription customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

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

Our business continues to evolve, expanding into new markets and new service areas, and is therefore subject to additional risk and uncertainty. For example, in 2008 we began offering solutions specifically for small businesses, in September 2010, we began providing social media monitoring services to our customers, in October 2011, we began offering a marketing suite targeted at small to mid-sized businesses, and in February 2012, we acquired iContact which provides email marketing services. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of these services and expansion beyond our current marketing automation solutions including our social media marketing and email marketing offerings.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $3.6 million for 2010, $4.2 million for 2011 and $18.7 million for the first nine months of 2012. Although we had operating income in 2009, we expect our operating expenses to increase as we expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

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

Sale of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30,000,000 of our shares of common stock, and in August 2011 authorized up to an additional $30,000,000. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. As of September 30, 2012, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended September 30, 2012, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
July 1 – July 31
Share repurchase program (1)	—	—	—	$20,000,520
Employee transactions (2)	—	—	—	N/A
August 1 – August 31
Share repurchase program (1)	—	—	—	$20,000,520
Employee transactions (2)	1,997	$19.42	—	N/A
September 1 – September 30
Share repurchase program (1)	—	—	—	$20,000,520
Employee transactions (2)	879	$19.75	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30,000,000 shares of our common stock. On August 18, 2011, our Board of Directors authorized us to purchase up to an additional $30,000,000 shares of our common stock under the share repurchase program. There is no expiration date specified for the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on October 29, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer, President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and Chief Financial Officer

Date: November 7, 2012

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