Form 10-K
period 2012-12-31
Vocus, Inc.
filed 2013-03-11
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant (19,444,557 shares) based on the $18.60 closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2012, was approximately $361,668,760. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2013, there were 21,153,714 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

Our cloud marketing solution addresses key areas of digital marketing, including social media marketing, search marketing, email marketing and publicity. Our software is designed for marketers to attract customers through search engines, increase and engage their followers on social networks such as Facebook and Twitter, communicate with prospects and customers via email and generate and track visibility in traditional and online media. Our buyers share a common goal of marketing and work for organizations of all sizes.

Our sales organization is focused on adding new customers, renewing customer subscriptions and expanding relationships with existing customers. We believe that we have one of the largest sales organizations devoted to selling cloud marketing solutions in the U.S. and Europe. Our small business and mid-market sales teams sell primarily over the telephone and Internet, while our large market sales team travels onsite to meet with larger organizations. In addition to new business sales teams, we have sales representatives focused on account management, including renewal and add-on sales to existing customers.

We deliver our solutions over the Internet using a secure, scalable application and system architecture that allows our customers to quickly deploy and adopt our software. As a pioneer in cloud-based software, our solutions are now used in multiple languages by thousands of organizations worldwide.

Our Company

We initially formed in 1988 as First Data Software Publishing, Inc., a Florida corporation, and in 1992 we began selling desktop software for government relations. In 1999, we reincorporated as a Delaware corporation.

Industry Background

The Internet has had an impact on almost every aspect of business across all functional areas, with some of the most profound changes happening in the area of consumer behavior and prospect buying patterns. The ubiquity of the Internet, along with the adoption of search engines and the explosive growth in social networking have all rapidly accelerated the availability of quality content and shared buyer experiences.

A new buying process has emerged that takes place prior to engaging with a vendor, and it is taking place online and on social networks, centered on research, references and trusted sources. Internet search engines are replacing yellow pages, local newspapers and television as a primary source for finding vendors, and social networks are now the most popular online activity, with nearly four out of five Internet users visiting social network sites. We believe the traditional seller-driven approach that has been a cornerstone of marketing for the last fifty years is steadily losing effectiveness due to these new buying patterns. As company-led direct marketing continues to become less effective, organizations are increasingly relying on new digital marketing channels to attract, engage and retain customers. These new channels include social media marketing, search marketing, email marketing and publicity, which generate online information, referrals and recommendations that influence buying behavior. Marketing has evolved, and in order to succeed in today’s world, marketers must leverage new digital marketing channels to ensure they are working together to generate brand awareness, demand and revenue.

According to Forrester Research, Inc.’s U.S. Interactive Marketing Forecast, 2011 To 2016 , U.S. marketers plan to increase spending on interactive channels (defined as display, search, email, mobile and social media) as a percentage of total advertising spending from 16% in 2011 to 26% in 2016, creating a projected $77.0 billion market in the U.S. by 2016, of which email, mobile and social media marketing is expected to grow from approximately $4.8 billion in 2011 to nearly $15.7 billion by 2016, representing a compound annual growth rate of 27%. As marketers spend more money on these channels, they will also spend more on information technology (IT). According to Gartner, Inc.’s Gartner Webinar: Profile of Marketing as a Technology Buyer, CMOs will spend more than CIOs on IT by 2017.

Our Solutions

Our cloud marketing suite addresses the critical functions of digital marketing including social media marketing, search marketing, email marketing and publicity.

For small and mid-sized businesses, we provide an easy-to-use suite that helps them attract, engage and retain customers online, across social networks and through the media. For larger organizations, we also provide an in-depth workflow that helps manage publicity campaigns and media relations activities. The key benefits of our solutions include:

Integrated marketing across multiple channels. Our solutions help attract, engage and retain customers across multiple communications and marketing channels including social networks such as Facebook and Twitter, search engines such as Google and Bing, media sites including major news sites and thousands of blogs and email communications to prospects and customers.

Improved productivity. Our solutions incorporate features and best practices that automate many marketing functions, freeing users from repetitive, low-value tasks and allowing them to focus on high-value strategic initiatives. Core technology including our Recommendation Engine™ and Buying Signals ™ monitors and analyzes large volumes of data and content. For the user, these features identify leads in social media and make easy-to-follow recommendations, which maximize marketing results in much less time.

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

Our Growth Strategy

Our objective is to be the leading provider of cloud marketing services. Key elements of our growth strategy include:

Expanding our cloud marketing suite. We believe our current marketing suite addresses key elements of digital marketing including social media marketing, search marketing, email marketing and publicity. As new channels continue to emerge, we also believe that we have the opportunity to add other features or modules that address emerging channels such as campaign management, blogging, content management, SMS marketing, mobile marketing and social CRM.

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

Our Products

Our cloud marketing solution addresses the critical functions of marketing including social media marketing, search marketing, email marketing and publicity. Key components of our solution include the following:

Social Media Marketing. We provide social media software solutions that help customers run social marketing campaigns on Facebook, including apps that power coupons, promotions and special fan-only offers. Our social media solutions also help customers monitor and analyze conversations across multiple social networks and other online websites in order to understand what is being said about their brands, products and industry. In addition, our social media solutions help identify key influencers and allow customers to identify and engage with prospects and customers on Facebook and Twitter.

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

Customer Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support group is responsible for new customer implementations, consulting services, news release editing services and general help desk services. Our help desk services include identifying, analyzing and solving customer problems or issues. Our customers are able to obtain support from us through their preferred channel, as we offer services to customers on-site, by telephone, and over the Internet through email, live chat and social media. We also offer a variety of product training on-site and online through live or pre-recorded web-based classes. Customer support is available during standard business hours in the U.S. and Europe and is also available 24/7 for some support tasks or at an additional charge.

Sales and Marketing

We sell our cloud-based solutions primarily through our direct sales organization, and over the Internet in an e-commerce model and to a lesser extent through indirect sales channels. Our direct sales organization is separated into groups that focus either on selling to new customers or selling to existing customers. In our new customer sales group, we employ inside sales and field sales personnel to provide product demonstrations to prospects and close sales with new customers. Our existing customer sales group focuses on renewing customer relationships and expanding those relationships by selling our solutions with expanded functionality at higher price points. We also employ lead generation personnel who qualify prospects and setup product demonstrations for our new sales personnel. We currently have sales offices in the United States, Europe and Asia.

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

Our marketing strategy is to generate qualified sales leads, build our brand and create market awareness of our cloud marketing software. Our marketing solutions include social media marketing, search marketing, email marketing and publicity. We also conduct seminars, participate in trade shows and industry conferences, host an annual marketing conference, publish white papers and develop customer reference programs. We also use our website to provide company and product information and to attract prospects through organic search.

Our Customers

As of December 31, 2012, we had 16,494 active annual subscription customers. These customers represent a wide variety of industries, as well as government agencies, not-for-profit organizations and educational institutions. No single end-user customer accounted for more than 1.0% of our revenue in 2012.

The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with monthly or multi-year terms. We invoice our subscription customers in advance of their subscription term, with payment terms that generally require our customers to pay us within 30 days of invoice. We had approximately $13.5 million and $10.4 million of unbilled amounts at December 31, 2011 and 2012, respectively. These amounts may fluctuate from year-to-year depending on varying billing cycles for our subscription agreements, including seasonality in our sales cycle, the timing of renewal agreements and the amount of multi-year subscription agreements. Such fluctuations may not be indicative of our future revenue.

Competition

The cloud marketing space is fragmented, competitive and rapidly evolving, and there are limited barriers to entry. We expect to encounter new and evolving competition as the market consolidates and matures and as organizations become more aware of the advantages and efficiencies that can be attained from the use of cloud marketing software. Currently, we primarily face competition from smaller, less established companies, including HubSpot and Infusionsoft, who provide a product suite that is focused on a limited or different subset of the components we offer in our cloud marketing suite.

We also compete with a wide variety of point product solutions from both established vendors and new vendors entering the digital marketing space, including Marketo, and Wildfire, a division of Google.

Our competitive edge is our ability to offer an integrated suite that is both comprehensive and unique. Our suite integrates key components of digital marketing, including social media marketing, search marketing, email marketing and publicity.

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

Employees

As of December 31, 2012, we had 1,273 full-time and part-time employees. Certain of our employees are subject to collective bargaining agreements and have local work councils. We have never experienced a significant work stoppage and believe we have good relations with our employees.

Executive Officers and Key Employees

Our executive officers and key employees and their respective ages and positions as of February 21, 2013 are as follows:

Name	Age	Position
Richard Rudman*	51	Chief Executive Officer, President and Chairman
Stephen Vintz*	44	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Norman Weissberg*	51	Senior Vice President, North American Sales
Mark Heys*	41	Chief Technology Officer
You Mon Tsang*	47	Senior Vice President, Products
Jason Jue	41	Chief Marketing Officer
Holly Paul	42	Chief Human Resources Officer
Darren Stewart	44	Senior Vice President, Customer Services
James Bruno	48	Senior Vice President, International

*	Denotes an executive officer

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

Mark Heys has served as our Chief Technology Officer since February 2008. From December 1998 to February 2008, Mr. Heys was our Vice President, Development. From February 1996 through November 1998, Mr. Heys served as Development Manager at T4G Limited, a privately held company. Prior to T4G, Mr. Heys was the founder and CEO of Definitive Ideas, a software company focused on Point-of-Sale applications.

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

Jason Jue served as our Chief Marketing Officer from November 2011 to February 2013. From July 2010 to October 2011, Mr. Jue was the Vice President of Marketing at Rackspace Hosting. From January 1997 through June of 2010, Mr. Jue held various marketing and executive positions at Dell in the U.S. and Asia. From September 2000 to October 2004, Mr. Jue was not employed at Dell and took a self-imposed sabbatical. From September 1993 to December 1996 Mr. Jue was a consultant at Bain & Company. Mr. Jue holds a B.A. degree in Economics from Harvard College.

Holly Paul has served as our Chief Human Resources Officer since January 2013. From September 1994 to January 2013, Ms. Paul served in various positions at PricewaterhouseCoopers, a professional services firm, including the U.S. Talent Acquisition Leader and Human Resource Leader for strategic internal firm services. Ms. Paul holds a B.A. degree in Anthropology with a concentration in Accounting from Lafayette College, is a member of the Society for Human Resource Management and is a certified Senior Professional in Human Resources.

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

James Bruno has served as our Senior Vice President, International since May 2012. From May 2010 to May 2012, Mr. Bruno was our Senior Vice President, Corporate Development. From June 2009 to May 2010, Mr. Bruno served as Vice President, Sales for Remedi SeniorCare, a provider of institutional pharmacy services. From August 2008 to December 2008, Mr. Bruno served as Senior Vice President, Commercial Operations, North America, for Arpida, a pharmaceutical company. Mr. Bruno served as Vice President, Sales at MiddleBrook Pharmaceuticals from December 2003 to October 2007. From February 2003 to November 2003, Mr. Bruno worked as an Account Manager for Thompson West. From April 2000 to July 2002, Mr. Bruno served as Vice President, International Marketing at MedImmune, a biotechnology company. Mr. Bruno holds a B.S. degree in Marketing from St. Joseph’s University and an M.B.A. degree from Drexel University.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.vocus.com .

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us that we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of our solutions sold in a particular quarter;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	costs associated with acquisitions of technologies and businesses;

•	the rate of expansion and productivity of our sales force;

•	changes in our pricing policies or those of our competitors;

•	changes in the payment terms for our products and services;

•	the amount and timing of non-recurring charges or expenditures related to expanding or discontinuing our operations;

•	changes in accounting policies or the adoption of new accounting standards;

•	our policy of expensing sales commissions at the time our customers are invoiced for a subscription agreement, while the majority of such revenue is recognized ratably over future periods;

•	changes in the estimates and assumptions used to determine the fair value of contingent consideration associated with our acquisitions;

•

fluctuations in our effective tax rate including changes in the mix of earnings in the various jurisdictions in which we operate, the valuation of deferred tax assets and liabilities and the deductibility of certain expenses and changes in uncertain tax positions;

•	foreign currency exchange rates;

•	the timing of customer payments and payment defaults by customers;

•	the purchasing and budgeting cycles of our customers; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $3.6 million for 2010, $4.2 million for 2011 and $21.9 million for 2012. We expect our operating expenses to increase as we continue to expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline.

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

If we are required to collect sales and use or other taxes on our solutions, we may be subject to liability for past sales and our business, financial condition and results of operations may be adversely affected.

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services and ecommerce transactions in general in various jurisdictions is a complex and evolving issue. It is possible that we could face sales tax audits and an assertion that we should be collecting sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes. The imposition of Internet usage taxes or enhanced enforcement of sales tax laws could result in substantial tax liabilities for past sales or could have an adverse effect on our business, financial condition and results of operations.

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

The market for our solutions is characterized by changes in customer requirements, changes in protocols, new technologies and evolving industry standards. If we are unable to enhance or develop new features for our existing solutions or develop acceptable new solutions that keep pace with these changes, our cloud-based software and services may become obsolete, less marketable and less competitive and our business will be harmed. The success of any enhancements or new services depends on several factors, including timely completion, introduction and market acceptance of our solutions. Failure to produce acceptable new offerings and enhancements may significantly impair our revenue growth and reputation.

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

One of our business strategies is to selectively acquire companies which either expand our solutions’ functionality, provide access to new customers or markets, or both. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from subscription customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized, that we would not be exposed to unknown liabilities, or that such an acquisition will be viewed positively by our customers, stockholders, analysts or the financial markets. In connection with one or more of these transactions, we may:

•	issue additional equity securities that would dilute the ownership of our stockholders;

•	use cash that we may need in the future to operate our business;

•	be unable to achieve the anticipated benefits from our acquisitions;

•	incur or assume debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures;

•	encounter problems arising from differences in the revenue, licensing or support of the acquired business; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

In 2010, we acquired substantially all of the assets of Two Cats and a Cup of Coffee LLC (dba HARO) and Boxxet, Inc. (dba Engine140). In 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social). In 2012, we acquired all of the outstanding shares of iContact, an email marketing company.

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

The consideration paid in connection with an acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. For example, the purchase price of the iContact acquisition included approximately $90.5 million in cash. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. For example, as part of the purchase price for iContact, we issued 401,672 shares of our common stock and 1,000,000 shares of preferred stock that are initially convertible into 3,025,600 shares of our common stock.

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

Our news distribution service is a trusted information source, and our customers rely on our email services to communicate with journalists, social media influencers, and their customers and members. To the extent we were to distribute an inaccurate or fraudulent press release or our customers used our services to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted and trademarked material without permission, or report inaccurate or fraudulent data or information, our reputation could be harmed, even though we are not responsible for the content distributed via our services. Additionally, if our services are blacklisted, our customers may be unable to effectively use our services, and as a result, we could lose customers or fail to attract new customers and our results of operations could be adversely affected.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium and the use of email and social media for marketing or other consumer communications. In addition, certain government agencies or private organizations have begun to impose taxes, fees or other charges for accessing the Internet or for sending commercial email. These laws or changes could limit the growth of Internet-related commerce or communications which could result in a decline in the use of the Internet and the viability of Internet-based services such as ours and reduce the demand for our products.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2010 and December 31, 2012, the number of our full-time equivalent employees increased from 484 to 1,248. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 10% of our 2012 revenues, our business is susceptible to risks associated with international operations.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	seasonality of our business cycle;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the cloud-based software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	threatened or actual litigation;

•	material announcements by us or our competitors including new product or service introductions and acquisitions of businesses, products, technologies or services;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	any major change in our board of directors or management;

•	economic conditions including a slowdown in economic growth and uncertainty in equity and credit markets; and

•	general political conditions such as acts of war or terrorism.

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

Our directors and officers hold shares of our common stock that they generally are currently able to sell in the public market. We have also registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our stock award plan, which shares can generally be freely sold in the public market upon issuance. Moreover, from time to time, our executive officers and directors have established trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Beltsville, Maryland, where we lease approximately 118,000 square feet under an agreement that expires in 2023. Our content research division is located in College Park, Maryland where we lease approximately 7,300 square feet of space under an agreement that expires in 2020. We also currently occupy several domestic and international sales and service offices in California, North Carolina, Virginia, Washington, England, France and the Philippines, where we lease an aggregate of approximately 95,000 square feet under multiple leases, which have terms that expire at various times through 2017.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we are named as a defendant in legal actions arising from our normal business activities. We are not currently subject to any material legal proceedings that in our opinion will have a material effect on our financial positions, operating results or cash flows.

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

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$28.33	$22.85
Second Quarter	30.61	24.71
Third Quarter	32.67	16.51
Fourth Quarter	22.59	15.95
Fiscal Year Ended December 31, 2012
First Quarter	$24.19	$12.32
Second Quarter	18.60	12.34
Third Quarter	20.45	16.48
Fourth Quarter	19.77	14.73

As of March 1, 2013, there were approximately 74 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30.0 million of our shares of common stock, and in August 2011 authorized up to an additional $30.0 million. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. During the year ended December 31, 2012, we did not purchase any shares of our common stock under the program. As of March 1, 2013, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended December 31, 2012, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
October 1 – October 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	—	—	—	N/A
November 1 – November 30
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	—	—	—	N/A
December 1 – December 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	1,598	$17.76	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30.0 million shares of our common stock. On August 18, 2011, our Board of Directors authorized us to purchase up to an additional $30.0 million shares of our common stock under the share repurchase program. There is no expiration date specified for the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Performance Graph

The following line graph compares cumulative total stockholder returns for the period December 31, 2007 through December 31, 2012 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Computer Index. The graph assumes an investment of $100 on December 31, 2007. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Computer Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Vocus, Inc.	$100.00	$52.74	$52.13	$80.10	$63.97	$50.33
Nasdaq Composite	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
Nasdaq Computer Index	$100.00	$53.31	$91.06	$106.95	$107.47	$120.88

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2010, 2011 and 2012, and the consolidated balance sheet data at December 31, 2011 and 2012, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2008 and 2009, and the consolidated balance sheet data at December 31, 2008, 2009 and 2010 are derived from audited financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2008	2009	2010(2)	2011(2)	2012(2)
	(in thousands, except per share data)
Consolidated Statement of Operations:
Revenues	$77,520	$84,579	$96,760	$114,874	$170,804
Cost of revenues(1)	14,675	15,461	18,932	21,857	33,749

Gross profit	62,845	69,118	77,828	93,017	137,055
Operating expenses:(1)
Sales and marketing	35,140	41,123	49,620	57,543	97,873
Research and development	4,998	4,675	5,891	7,561	13,272
General and administrative	20,356	21,018	23,587	30,129	40,651
Amortization of intangible assets	2,651	1,926	2,298	2,021	7,157

Total operating expenses	63,145	68,742	81,396	97,254	158,953
Income (loss) from operations	(300)	376	(3,568)	(4,237)	(21,898)
Interest and other income (expense)	2,109	454	71	279	(266)

Income (loss) before provision (benefit) for income taxes	1,809	830	(3,497)	(3,958)	(22,164)
Provision (benefit) for income taxes	(5,119)	2,854	178	10,619	1,427

Net income (loss)	$6,928	$(2,024)	$(3,675)	$(14,577)	$(23,591)

Net income (loss) per share, basic	$0.38	$(0.11)	$(0.21)	$(0.78)	$(1.21)
Net income (loss) per share, diluted	$0.37	$(0.11)	$(0.21)	$(0.78)	$(1.21)

(1)	Cost of revenues and operating expenses include stock-based compensation expense from equity awards in the following amounts:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Cost of revenues	$1,262	$1,453	$1,590	$1,575	$1,514
Sales and marketing	3,212	3,753	3,253	4,126	4,299
Research and development	769	989	1,506	2,079	2,646
General and administrative	5,929	6,697	6,453	7,135	6,413

Total	$11,172	$12,892	$12,802	$14,915	$14,872

(2)	The consolidated statements of operations include financial results in the relevant periods since the acquisition dates of Datapresse and BDL Media in April 2010, HARO in June 2010, Engine140 in December 2010, North Social in February 2011 and iContact in February 2012. Please refer to Note 3, Business Combinations of the Notes to Consolidated Financial Statements for further discussion of our recent acquisitions.

	December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$87,187	$104,669	$100,414	$108,179	$34,091
Working capital (deficit)	58,427	70,594	60,085	53,662	(32,632)
Total assets	139,979	159,240	173,880	195,743	292,814
Total debt	373	245	344	1,030	1,605
Total deferred revenue	42,854	47,750	56,576	62,997	79,333
Stockholders’ equity	91,408	104,381	104,434	102,721	100,779

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud marketing software that helps businesses attract, engage and retain customers. As consumers’ buying behavior is increasingly influenced by online information and social networks, our software helps companies reach and influence buyers across social networks, online and through the media. Our cloud marketing solution addresses key areas of digital marketing, including social media marketing, search marketing, email marketing and publicity. Our sales organization is focused on adding new customers, renewing customer subscriptions and expanding relationships with existing customers. We deliver our solutions over the Internet using a secure, scalable application and system architecture that allows our customers to quickly deploy and adopt our software.

As of December 31, 2012, we had 16,494 active subscription customers who purchased our products and services. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

We plan to expand our cloud marketing suite, expand our direct sales force, increase alternate channel distribution and selectively pursue strategic acquisitions. As a result, we plan to hire additional personnel, particularly in sales and marketing, expand our domestic selling and marketing activities and develop our operational and financial systems to manage a growing business.

Acquisitions

iContact

On February 24, 2012, we acquired all of the outstanding shares of iContact Corporation (iContact), a provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails to engage, educate and retain customers. The acquisition provided an email capability component to our cloud marketing suite. The purchase price consisted of approximately $89.8 million of cash, a promissory note in the amount of $669,000, 401,672 shares of our common stock with a deemed value at issuance of approximately $9.1 million and 1.0 million shares of our newly-created Series A convertible preferred stock, with a deemed value at issuance of $77.5 million, aggregating approximately $167.1 million of total consideration, net of $10.0 million cash acquired. The acquisition was accounted for under the purchase method of accounting. The consolidated financial statements include the operating results of iContact from the acquisition date. We incurred acquisition-related transaction costs of $2.9 million and paid severance costs of $2.1 million for the year ended December 31, 2012. We recorded $5.6 million of net tangible assets, $32.6 million of identifiable intangible assets and $138.9 million of goodwill which is not deductible for tax purposes.

North Social

On February 24, 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. The acquisition broadened our social media solution. The purchase price at the acquisition date consisted of approximately $7.0 million of cash paid at closing and $5.1 million of contingent consideration for the achievement of certain financial milestones within the following 24 months. The contingent consideration could have resulted in additional payments of up to $15.0 million. We recorded $101,000 of identifiable intangible assets, $11.9 million of goodwill which is deductible for tax purposes and $78,000 of other net tangible assets. The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. During the years ended December 31, 2011 and 2012, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. The additional expense of $1.9 million and $1.2 million was included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2011 and 2012, respectively. The fair value of the contingent consideration liability as of December 31, 2011 and 2012 was $6.9 million and $1.1 million, respectively. In 2012, we paid $7.0 million of the contingent consideration for the achievement of certain financial milestones. Acquisition-related costs incurred for the acquisition were not material.

Datapresse

On April 16, 2010, we acquired all of the outstanding shares of Data Presse SAS (Datapresse), a provider of media content and cloud-based public relations software in France which expanded our presence in Europe. Datapresse’s cloud-based software complements our existing cloud marketing suite. The purchase consideration consisted of approximately $9.7 million of cash paid at closing and $572,000 of contingent consideration for the achievement of certain financial metrics for the twelve month period ending April 30, 2011. We recorded $4.7 million of identifiable intangible assets and $5.9 million of goodwill. During the years ended December 31, 2010 and 2011, the fair value of the contingent consideration was adjusted based on the actual performance from the acquisition date through April 30, 2011. The additional expense was not material for the years ended December 31, 2010 and 2011. During 2011, we made payments in the amount of $715,000 which represented the full settlement of the contingent consideration liability. We incurred acquisition-related costs of $747,000 in 2010, which were included in general and administrative expenses.

Other Acquisitions

In 2010, we completed three additional acquisitions of privately-held entities primarily to expand our product offerings and enhance our technology base. These acquisitions were not material individually or in the aggregate. The entities were acquired for a total of approximately $3.2 million in cash and $811,000 of contingent consideration for the achievement of revenue targets in 2010 and 2011. We recorded approximately $1.4 million of identifiable intangible assets, $1.8 million of goodwill that is not deductible for tax purposes and $1.6 million of goodwill that is deductible for tax purposes. In connection with one of the acquisitions, we identified an uncertain tax position, and, as a result recorded $758,000 in other liabilities in 2010. During the years ended December 31, 2010 and 2011, the fair value of the contingent consideration was adjusted based on actual performance. The additional expense of $504,000 was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2010. The fair value adjustment to contingent consideration was not material for the year ended December 31, 2011. We made payments in the amount of $699,000 related to the contingent consideration in 2011 and final payments of $606,000 in 2012. Acquisition-related costs incurred for these acquisitions were not material.

For more information, please refer to Note 3, Business Combinations of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their marketing efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect in 2013, cost of revenues will increase in absolute dollars but will remain flat or decrease slightly as a percentage of revenues.

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

We plan to continue to invest in sales and marketing to add new customers and increase sales to our existing customers. Such investments will include adding sales personnel and expanding our marketing activities to continue to build brand awareness and generate additional sales leads. We expect in 2013, sales and marketing expenses will increase in absolute dollars but will remain flat as a percentage of revenues.

Research and Development. Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our cloud-based software. Because of our hosted solutions, we are able to provide our customers with a single, shared version of our most recent application, which enables us to have relatively low expenses as compared to traditional enterprise software business models. We expect that in 2013, research and development expenses will decrease in absolute dollars and as a percentage of revenues.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related expenses, third-party payment processing and credit card fees, facilities rent, other corporate expenses, fair value adjustments to contingent consideration and allocated overhead. We expect that in 2013, general and administrative expenses will increase in absolute dollars but will remain flat as a percentage of revenues.

Amortization of Intangible Assets. Amortized intangible assets consist of customer relationships and trade names acquired in business combinations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of Vocus, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to the allowance for doubtful accounts, software development costs, useful lives of property, equipment and software, intangible assets and goodwill, contingent liabilities, self-insurance, revenue recognition, fair value of stock-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

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

Revenue Recognition. We recognize revenues when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fees to be paid by the customer is fixed or determinable. We allocate consideration to each deliverable in our multiple element arrangements based on the relative selling prices and recognize revenue as the respective services are delivered or performed.

Our separate units of accounting consist of subscription services, news distribution services and professional services. Our subscription agreements generally include the use of our cloud-based software, hosting services, content and content updates and customer support. Our subscription agreements do not provide customers the right to take possession of the software at any time.

We also distribute individual news releases to the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. We recognize revenue on a per-transaction basis when the press releases are made available to the public.

Our professional services consist primarily of data migration, custom development and training. Our cloud-based software does not require significant modification and customization services.

We established vendor-specific objective evidence (VSOE) of selling price for certain of our news distribution services as the selling price for a substantial majority of stand-alone sales falls within a narrow range around the median selling price. We determined third-party evidence (TPE) of selling price is not available for any of our services due to differences in the features and functionality compared to competitor’s products. Therefore, we use the estimated selling prices (ESP) for the remaining deliverables by analyzing multiple factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

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

The Financial Accounting Standards Board (FASB) amended the accounting guidance for multiple-deliverable revenue arrangements to:

•	provide updates on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•	require an entity to allocate revenue in an arrangement using ESP of each deliverable if it does not have VSOE or TPE of selling price.

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

In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any of its reporting units, and proceed directly to the use of the two-step impairment test.

When assessing goodwill for impairment, we use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. Based on the results of our most recent annual assessment performed on November 1, 2012, we concluded that the fair value of its reporting unit exceeded its carrying amount. No events or circumstances occurred from the date of the assessment through December 31, 2012 that would impact this conclusion.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the year ended December 31, 2010. Impairment charges for long-lived assets for the years ended December 31, 2011 and 2012 were $100,000 and $709,000, respectively.

Income taxes. We use the asset and liability method whereby deferred tax assets and liabilities are recognized for deductible temporary differences between the respective reported amounts and tax bases of assets and liabilities, as well as for operating losses and tax-credit carryforwards. Net deferred tax assets are reduced by the valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In the fourth quarter of 2011, based on recent operating results and our current projections of future losses, we established a full valuation allowance on our U.S. federal and state net deferred tax assets as we concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. We have historically maintained a full valuation allowance on net deferred tax assets of certain of our foreign subsidiaries because we determined that it is more likely than not that we will not realize the benefits of our foreign deferred tax assets.

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Our estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. We file income tax returns in U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2003 to 2012.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2010	2011	2012
Revenues	100%	100%	100%
Cost of revenues	20	19	20

Gross profit	80	81	80
Operating expenses:
Sales and marketing	51	50	57
Research and development	6	7	8
General and administrative	25	26	24
Amortization of intangible assets	2	2	4

Total operating expenses	84	85	93
Loss from operations	(4)	(4)	(13)
Interest and other income (expense), net	—	—	—

Loss before provision for income taxes	(4)	(4)	(13)
Provision for income taxes	—	9	1

Net loss	(4)%	(13)%	(14)%

Years Ended December 31, 2012 and 2011

Revenues. Revenues for 2012 were $170.8 million, an increase of $55.9 million, or 49%, over revenues of $114.9 million for 2011. The increase in revenue was primarily due to incremental revenue from the acquisition of iContact of $41.4 million for the year ended December 31, 2012, net of the fair value adjustment of $2.2 million and to an increase in the number of total active subscription customers to 16,494 as of

December 31, 2012 from 11,907 as of December 31, 2011. Revenue growth from the increase in active subscription customers, excluding revenue from the acquisition, was $14.6 million. Total deferred revenue at December 31, 2012 was $79.3 million, representing an increase of $16.3 million, or 26%, over total deferred revenue of $63.0 million at December 31, 2011.

Cost of Revenues. Cost of revenues for 2012 was $33.7 million, an increase of $11.8 million, or 54%, over cost of revenues of $21.9 million for 2011. The increase in cost of revenues was due to an increase of $4.6 million in employee related costs from additional personnel, including increases in headcount from our acquisition of iContact, $3.4 million in amortization of technology primarily from our acquisition of iContact, $1.7 million in contracted labor costs, $763,000 in hosting facility fees and $298,000 in third-party license and royalty fees for content. We had 298 full-time employee equivalents in our professional and other support services group at December 31, 2012, compared to 210 full-time employee equivalents at December 31, 2011.

Sales and Marketing Expenses. Sales and marketing expenses for 2012 were $97.9 million, an increase of $40.4 million, or 70%, over sales and marketing expenses of $57.5 million for 2011. The increase was primarily due to an increase of $12.0 million in employee related costs from additional sales personnel, including increases in headcount from our acquisition of iContact, $691,000 in severance costs for iContact personnel, $4.8 million in sales commissions and incentive compensation and $17.7 million in marketing program costs, primarily for iContact. We had 789 full-time sales and marketing employee equivalents at December 31, 2012, compared to 446 full-time employee equivalents at December 31, 2011.

Research and Development Expenses. Research and development expenses for 2012 were $13.3 million, an increase of $5.7 million, or 76%, compared to research and development expenses of $7.6 million for 2011. The increase in research and development was primarily due to an increase of $3.2 million in employee-related costs from additional personnel, including increases in headcount from our acquisition of iContact, $637,000 in severance costs for iContact personnel and $567,000 in stock-based compensation. For the years ended 2012 and 2011, we capitalized $175,000 and $258,000, respectively, of research and development employee-related costs for internally developed software. We had 63 full-time employee equivalents in research and development at December 31, 2012, compared to 43 full-time employee equivalents at December 31, 2011.

General and Administrative Expenses. General and administrative expenses for 2012 were $40.7 million, an increase of $10.6 million, or 35%, over general and administrative expenses of $30.1 million for 2011. The increase in general and administrative expenses was primarily due to increases of $1.8 million in employee-related costs from additional personnel, including increases in headcount from our acquisition of iContact, $691,000 in severance costs for iContact personnel, $2.9 million in non-recurring professional fees and transaction costs for the acquisition of iContact, $1.7 million increase in credit card fees and $5.0 million in rent and facility costs and depreciation relating to the relocation of our headquarters in 2011and expansion of certain of our other offices in 2012 in addition to rent from our acquisition of iContact, offset by decreases of $722,000 in stock-based compensation and $765,000 in expense related to the fair value adjustments of contingent consideration for acquisitions. We had 98 full-time employee equivalents in our general and administrative group at December 31, 2012, compared to 80 full-time employee equivalents at December 31, 2011.

Amortization of Intangible Assets. Amortization of intangible assets for 2012 was $7.2 million, an increase of $5.2 million, or 254%, compared to amortization of intangible assets of $2.0 million for 2011. The increase in amortization is primarily attributable to the intangible assets related to the acquisition of iContact.

Other Income (Expense). Other expense for 2012 was $266,000, an increase of $545,000, or 195%, compared to other income of $279,000 for 2011. The increase is primarily due to changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision for Income Taxes. The provision for income taxes for 2012 was $1.4 million, a decrease of $9.2 million, or 87%, compared to $10.6 million for 2011. The decrease primarily relates to the establishment of the valuation allowance against our U.S. deferred tax assets in 2011. Our effective tax rate for 2012 differs from the U.S. federal statutory rates primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, state income taxes and certain other non-deductible expenses.

Our effective tax rate for 2011 differed from the U.S. federal statutory rates due to non-deductible stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and, to a lesser extent, state income taxes and certain other non-deductible expenses.

Years Ended December 31, 2011 and 2010

Revenues. Revenues for 2011 were $114.9 million, an increase of $18.1 million, or 19%, over revenues of $96.8 million for 2010. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 11,907 as of December 31, 2011 from 8,574 as of December 31, 2010. Total revenue from active subscription customers through businesses acquired in 2010 and 2011 contributed $3.2 million of incremental revenue in 2011. The remaining increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing exiting customers. Revenue growth from the increase in active subscription customers, excluding revenue from acquired companies, was $15.0 million. Total deferred revenue at December 31, 2011 was $63.0 million, representing an increase of $6.4 million, or 11%, over total deferred revenue of $56.6 million at December 31, 2010.

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

Sales and Marketing Expenses. Sales and marketing expenses for 2011 were $57.5 million, an increase of $7.9 million, or 16%, over sales and marketing expenses of $49.6 million for 2010. The increase was primarily due to an increase of $4.1 million in employee related costs from additional personnel, $1.1 million in sales commissions and incentive compensation, $786,000 in marketing program costs and $873,000 in stock-based compensation. We had 446 full-time sales and marketing employee equivalents at December 31, 2011, compared to 334 full-time employee equivalents at December 31, 2010.

Research and Development Expenses. Research and development expenses for 2011 were $7.6 million, an increase of $1.7 million, or 28%, compared to research and development expenses of $5.9 million for 2010. The increase in research and development was primarily due to an increase of $477,000 in employee-related costs and $573,000 in stock-based compensation. For the years ended 2011 and 2010, we capitalized $258,000 and $511,000, respectively, of research and development employee-related costs for internally developed software. We had 43 full-time employee equivalents in research and development at December 31, 2011, compared to 46 full-time employee equivalents at December 31, 2010.

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

Provision for Income Taxes. The provision for income taxes for 2011 was $10.6 million, an increase of $10.4 million, or 587%, compared to the provision for income taxes of $178,000 for 2010. The increase primarily relates to the establishment of the valuation allowance against our U.S. deferred tax assets. Our effective tax rate for 2011 differs from the U.S. federal statutory rates primarily due to the establishment of the valuation allowance against our U.S. deferred tax assets and, to a lesser extent, state income taxes and certain non-deductible expenses, including stock-based compensation and operating losses in foreign jurisdictions for which no tax benefit is currently available.

Our effective tax rate for 2010 differs from the U.S. federal statutory rates due to certain non-deductible expenses, including stock-based compensation, operating losses in foreign jurisdictions for which no tax benefit is currently available and, to a lesser extent, state income taxes.

Liquidity and Capital Resources

As of December 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $32.1 million, investments totaling $2.0 million and net accounts receivable totaling $29.8 million. Our cash equivalents and investments primarily consisted of money market funds and certificates of deposit. Cash, cash equivalents and investments held by our international operations totaled $9.5 million and $10.2 million at December 31, 2011 and 2012, respectively. Based on our business plan, we expect that cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2012 was $18.8 million, reflecting a net loss of $23.6 million, non-cash charges for depreciation and amortization of $15.8 million, stock-based compensation of $14.9 million, a net change of $7.8 million in accounts receivable and deferred revenue due to our acquisitions and growth in our subscription agreements invoiced in 2012. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2012 was $76.9 million, which primarily resulted from the acquisition of iContact of $79.8 million and investments in property, equipment and software of $5.1 million, offset by net sales of investments of $7.9 million.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2012 was $8.4 million which primarily resulted from our purchase of 143,789 shares of our common stock at an aggregate cost of $3.1 million and $5.2 million for payments of contingent cash consideration for certain of our 2010 and 2011 business acquisitions for the portion of the fair value of the liability at each respective acquisition date.

We have various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. We have an irrevocable letter of credit in favor of our landlord for our headquarters in Maryland in the amount of $714,000. The letter of credit does not require a compensating balance and is active through May 2023. In accordance with the terms of the lease agreement, we are permitted to reduce the letter of credit by approximately $119,000 annually for each of the first five years commencing May 2012. As of December 31, 2012, the outstanding balance was $595,000 and no amounts had been drawn against it. We also established two letters of credit in favor of our principal landlord in the United Kingdom. The irrevocable letters of credit are $563,000 in the aggregate, do not require a compensating balance and are active through 2016. As of December 31, 2012, the outstanding balances were $570,000 in the aggregate, and no amounts have been drawn against them. In March 2012, we established an irrevocable letter of credit in favor of our landlord for our iContact office in North Carolina in the amount of $111,000 which will automatically reduce to $21,000 on March 1, 2013. The letter of credit does not require a compensating balance and is active through March 2013, but may be renewed through June 30, 2016.

On February 27, 2012, we established a $15.0 million revolving credit facility (Revolver) with a major lending institution which will be available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The Revolver has a one-year term, renewable annually and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we pay a monthly fee equal to 0.4% on any unused funds under the revolving credit facility. As collateral for extension of credit under the facility, we granted security interests in favor of the institution of substantially all of our assets and pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries. As of December 31, 2012, the Revolver was reduced by our outstanding letters of credit of $1.3 million. As such, we had $13.7 million available to borrow under the Revolver.

As of December 31, 2012, $20.0 million remains available for purchases under our stock repurchase program. Although we repurchased stock during the years ended December 31, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of December 31, 2012, we had net operating loss (NOL) carryforwards for federal and state tax purposes of approximately $80.7 million and $36.2 million, respectively, which will begin to expire in 2025 through 2032. Our foreign subsidiaries generated NOL carryforwards of $11.7 million which will begin to expire in 2015 and may be indefinite lived. Included in these amounts at December 31, 2012 are approximately $5.4 million in cumulative income tax deductions on the exercise of stock options and the vesting of restricted stock awards. This income tax benefit will be recorded to additional paid-in-capital when realized.

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

The following table summarizes our contractual obligations as of December 31, 2012 that requires us to make future cash payments:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$29,476	$4,257	$8,097	$6,501	$10,621
Purchase obligations	9,441	6,072	3,313	56	—
Contingent consideration obligation (1)	1,107	1,107	—	—	—
Long-term debt under notes payable obligations	776	742	34	—	—
Capital lease obligations	533	191	260	82	—

Total obligations	$41,333	$12,369	$11,704	$6,639	$10,621

(1)	The amount included in the table above represents the fair value of the liability for contingent consideration as of December 31, 2012, which is included in accrued expenses and is expected to be paid in the first quarter of 2013.

In addition, our other liabilities include $933,000 related to uncertain tax positions as of December 31, 2012. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain, and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months. As a result, this amount is not included in the above table.

In connection with our acquisition of iContact, on February 24, 2017, we will be required to redeem each issued and outstanding share of Series A convertible preferred stock for $77.30 per share from our legally available funds, or such lesser amounts as we may then redeem under Delaware corporate law. Each share of Series A convertible preferred stock is convertible into shares of our common stock at any time at the option of the holder. For conversions occurring on or before February 24, 2017, each share of Series A convertible preferred stock may be converted into 3.0256 shares of common stock (subject to customary adjustments, and subject to increase if we fail to fulfill our obligation to redeem the preferred stock on February 24, 2017). On or after February 25, 2017, each share of Series A convertible preferred stock which has not been redeemed may be converted into 3.3282 shares of common stock (subject to customary adjustments). Any redemption value is not included in above table due to the uncertainty of conversion or redemption.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro and Philippine peso. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. dollar. For the years ended December 31, 2010, 2011 and 2012, revenues denominated in a foreign currency were approximately 11%, 14% and 10% of our total revenues, respectively. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

Interest Rate Sensitivity

Our cash consists of interest and non-interest bearing accounts. Our cash equivalents and investments consist primarily of money market funds and certificates of deposit. Our interest income is subject to interest rate risk. For the year ended December 31, 2012, a fluctuation in interest rates of 1 percentage point would not materially change interest income.

Our interest-bearing long-term borrowings as of December 31, 2012 were not material. In the event that we borrow under our revolving credit facility, which bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%, we would be exposed to interest rate fluctuations.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Vocus, Inc. and Subsidiaries,

We have audited Vocus, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vocus, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vocus, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2011 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

March 11, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2011 and 2012;

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012;

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2011 and 2012;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2011 and 2012;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011 and 2012; and

•	Notes to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts.

Schedules not listed above have been omitted because they are not applicable, or are not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

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

Date: March 11, 2013

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

Signature	Title	Date

/S/ RICHARD RUDMAN Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 11, 2013

/S/ STEPHEN VINTZ Stephen Vintz	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	March 11, 2013

/S/ KEVIN BURNS Kevin Burns	Director	March 11, 2013

/S/ GARY GOLDING Gary Golding	Director	March 11, 2013

/S/ GARY GREENFIELD Gary Greenfield	Director	March 11, 2013

/S/ RONALD KAISER Ronald Kaiser	Director	March 11, 2013

/S/ ROBERT LENTZ Robert Lentz	Director	March 11, 2013

/S/ JIT SINHA Jit Sinha	Director	March 11, 2013

Vocus, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vocus, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocus, Inc. and subsidiaries as of December 31, 2011 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vocus, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

March 11, 2013

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2012
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$98,284	$32,107
Short-term investments	9,895	662
Accounts receivable, net of allowance for doubtful accounts of $244 and $236 at December 31, 2011 and December 31, 2012, respectively	23,504	29,841
Current portion of deferred income taxes	82	1,478
Prepaid expenses and other current assets	1,966	2,933

Total current assets	133,731	67,021
Long-term investments	—	1,322
Property, equipment and software, net	17,843	20,068
Intangible assets, net	5,094	26,751
Goodwill	38,029	177,011
Other assets	1,046	641

Total assets	$195,743	$292,814

Current liabilities:
Accounts payable	$725	$4,125
Accrued compensation	3,695	5,443
Accrued expenses	13,463	12,133
Current portion of notes payable and capital lease obligations	176	854
Current portion of deferred revenue	62,010	77,098

Total current liabilities	80,069	99,653
Notes payable and capital lease obligations, net of current portion	854	751
Other liabilities	8,331	6,786
Deferred income taxes	2,781	5,120
Deferred revenue, net of current portion	987	2,235

Total liabilities	93,022	114,545
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares designated from authorized preferred stock; issued and outstanding at December 31, 2012	—	77,490
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011; 1,000,000 shares designated as Series A redeemable convertible preferred stock and issued and outstanding at December 31, 2012; no other shares issued and outstanding at December 31, 2012	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 21,750,525 and 21,910,301 issued at December 31, 2011 and December 31, 2012, respectively; 18,722,384 and 19,670,168 shares outstanding at December 31, 2011 and December 31, 2012, respectively	218	219
Additional paid-in capital	200,273	215,226
Treasury stock, 3,028,141 and 2,240,133 shares at December 31, 2011 and December 31, 2012, respectively, at cost	(48,423)	(41,909)
Accumulated other comprehensive loss	(607)	(426)
Accumulated deficit	(48,740)	(72,331)

Total stockholders’ equity	102,721	100,779

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$195,743	$292,814

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands, except per share data)
Revenues	$96,760	$114,874	$170,804
Cost of revenues	18,932	21,857	33,749

Gross profit	77,828	93,017	137,055
Operating expenses:
Sales and marketing	49,620	57,543	97,873
Research and development	5,891	7,561	13,272
General and administrative	23,587	30,129	40,651
Amortization of intangible assets	2,298	2,021	7,157

Total operating expenses	81,396	97,254	158,953
Loss from operations	(3,568)	(4,237)	(21,898)
Other income (expense):
Interest and other income (expense)	224	317	(41)
Interest expense	(153)	(38)	(225)

Total other income (expense)	71	279	(266)
Loss before provision for income taxes	(3,497)	(3,958)	(22,164)
Provision for income taxes	178	10,619	1,427

Net loss	$(3,675)	$(14,577)	$(23,591)

Net loss per share:
Basic	$(0.21)	$(0.78)	$(1.21)
Diluted	$(0.21)	$(0.78)	$(1.21)
Weighted average shares outstanding used in computing per share amounts:
Basic	17,921,238	18,743,305	19,437,076
Diluted	17,921,238	18,743,305	19,437,076

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Net loss	$(3,675)	$(14,577)	$(23,591)
Other comprehensive income (loss):
Foreign currency translation adjustment	(474)	(442)	189
Unrealized net gain (loss) on available-for-sale investments, net of taxes	(6)	10	(8)

Other comprehensive income (loss)	(480)	(432)	181

Comprehensive loss	$(4,155)	$(15,009)	$(23,410)

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(Dollars in thousands)
Balance at January 1, 2010	19,854,585	$199	$149,279	$(14,914)	$305	$(30,488)	$104,381
Exercise of stock options	349,208	3	4,160	—	—	—	4,163
Vesting of restricted stock awards	170,474	2	(2)	—	—	—	—
Tax benefit from equity awards	—	—	681	—	—	—	681
Repurchase of 918,681 shares of common stock	—	—	—	(13,503)	—	—	(13,503)
Stock-based compensation	—	—	12,867	—	—	—	12,867
Net loss	—	—	—	—	—	(3,675)	(3,675)
Other comprehensive income (loss)	—	—	—	—	(480)	—	(480)

Balance at December 31, 2010	20,374,267	204	166,985	(28,417)	(175)	(34,163)	104,434
Exercise of stock options	1,219,643	12	18,940	—	—	—	18,952
Vesting of restricted stock awards	156,615	2	(2)	—	—	—	—
Tax deficiency from equity awards	—	—	(586)	—	—	—	(586)
Repurchase of 978,709 shares of common stock	—	—	—	(20,006)	—	—	(20,006)
Stock-based compensation	—	—	14,936	—	—	—	14,936
Net loss	—	—	—	—	—	(14,577)	(14,577)
Other comprehensive income (loss)	—	—	—	—	(432)	—	(432)

Balance at December 31, 2011	21,750,525	218	200,273	(48,423)	(607)	(48,740)	102,721
Exercise of stock options	10,391	—	72	—	—	—	72
Vesting of restricted stock awards	149,385	1	(1)	—	—	—	—
Issuance of 401,672 shares of common stock from treasury shares for business acquisition	—	—	—	9,600	—	—	9,600
Tax deficiency from equity awards	—	—	(3)	—	—	—	(3)
Repurchase of 143,789 shares of common stock	—	—	—	(3,086)	—	—	(3,086)
Stock-based compensation	—	—	14,885	—	—	—	14,885
Net loss	—	—	—	—	—	(23,591)	(23,591)
Other comprehensive income (loss)	—	—	—	—	181	—	181

Balance at December 31, 2012	21,910,301	$219	$215,226	$(41,909)	$(426)	$(72,331)	$100,779

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(3,675)	$(14,577)	$(23,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,971	2,655	4,844
Amortization of intangible assets	2,440	2,501	10,999
Loss on disposal of assets	8	68	59
Impairment of long-lived assets	—	100	709
Stock-based compensation	12,802	14,915	14,872
Common stock issued for consulting services	—	—	482
Adjustments to fair value of contingent consideration	548	1,941	1,176
Provision for doubtful accounts	118	408	408
Deferred income taxes	(835)	9,789	835
Excess tax benefit from equity awards	(883)	(34)	—
Payments of contingent consideration for business acquisitions in excess of fair value on acquisition date	—	(147)	(2,435)
Changes in operating assets and liabilities:
Accounts receivable	(1,730)	(3,081)	(6,558)
Prepaid expenses and other current assets	(1,270)	1,910	(307)
Other assets	4	(230)	(120)
Accounts payable	(760)	66	2,005
Accrued compensation	609	337	353
Accrued expenses	899	2,173	1,215
Deferred revenue	7,043	6,523	14,383
Other liabilities	441	5,827	(504)

Net cash provided by operating activities	17,730	31,144	18,825
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,851)	(6,947)	(79,801)
Purchases of property, equipment and software	(2,602)	(13,758)	(4,695)
Software development costs	(446)	(305)	(360)
Proceeds from disposal of assets	5	14	5
Purchases of available-for-sale securities	(10,034)	(22,907)	(4,301)
Sales of available-for-sale securities	—	—	5,835
Maturities of available-for-sale securities	23,379	18,390	6,402

Net cash provided by (used in) investing activities	451	(25,513)	(76,915)
Cash flows from financing activities:
Repurchases of common stock	(13,503)	(20,006)	(3,086)
Proceeds from exercises of stock options	4,163	18,952	73
Excess tax benefit from equity awards	883	34	—
Payments of contingent consideration for business acquisitions	—	(1,289)	(5,171)
Proceeds from notes payable	—	440	—
Payments on notes payable and capital lease obligations	(317)	(177)	(204)

Net cash used in financing activities	(8,774)	(2,046)	(8,388)
Effect of exchange rate changes on cash and cash equivalents	(306)	(219)	301

Net increase (decrease) in cash and cash equivalents	9,101	3,366	(66,177)
Cash and cash equivalents at beginning of year	85,817	94,918	98,284

Cash and cash equivalents at end of year	$94,918	$98,284	$32,107

Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$22	$214
Cash paid for income taxes, net of refunds	$1,126	$(251)	$(399)
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A redeemable convertible preferred stock in connection with acquisition	$—	$—	$77,490
Issuance of common stock in connection with acquisition	$—	$—	$9,118
Issuance of promissory note in connection with acquisition	$—	$—	$669
Assets acquired under capital leases and other financing arrangements	$11	$440	$106

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, software development costs, useful lives of property, equipment and software, intangible assets and goodwill, contingent liabilities, self-insurance, revenue recognition, fair value of stock-based awards and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such a determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2011 and 2012. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the years ended December 31, 2010, 2011, and 2012 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2011 and 2012, the net unrealized gains or losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at December 31, 2012.

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

Allowance for Doubtful Accounts

Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to the estimated net realizable value. These estimates are made by analyzing the status of significant past-due receivables and by establishing provisions for estimated losses by analyzing current and historical bad debt trends. The Company charges off uncollectible amounts against the allowance for doubtful accounts in the period in which it determines they are uncollectible. Actual collection experience has not varied significantly from prior estimates.

Software Development and Information Database Costs

The Company incurs software development costs related to its cloud-based software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and are amortized using the straight-line method over the estimated useful life of the software, generally two years. All other development costs are expensed as incurred. The Company capitalized the initial costs to acquire and develop its proprietary information database, which consists of media contacts and outlets and other relevant data integrated as part of the Company’s cloud-based solutions. These costs are amortized using the straight-line method over the estimated useful lives of nine to thirteen years. Costs to maintain and update the information database are expensed as cost of revenues as incurred. For the years ended December 31, 2010, 2011 and 2012, the Company recorded amortization expense of $438,000, $581,000 and $499,000, respectively.

Property, Equipment and Software

Property, equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: three to five years for purchased software and computer and office equipment and five to seven years for office furniture. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded in the results of operations.

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the year ended December 31, 2010. Impairment charges for the year ended December 31, 2011 were $100,000. Impairment charges for the year ended December 31, 2012 were $709,000, which primarily related to leasehold improvements no longer used.

Business Combinations

The Company has completed acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The Company uses significant estimates and assumptions, including fair value estimates, as of the acquisition date and refines those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of operations. Acquisition-related costs are expensed as incurred separately from the acquisition and generally are included in general and administrative expenses in the consolidated statements of operations.

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

In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any of its reporting units, and proceed directly to the use of the two-step impairment test.

When assessing goodwill for impairment, the Company uses an income approach based on discounted cash flows to determine the fair value of its reporting unit. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage the Company’s operations. Based on the results of the Company’s most recent annual assessment performed on November 1, 2012, the Company concluded that the fair value of its reporting unit exceeded its carrying amount. No events or circumstances occurred from the date of the assessment through December 31, 2012 that would impact this conclusion.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Transaction gains and losses in currencies other than the functional currency are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the years ended December 31, 2010, 2011 and 2012.

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

The Company’s separate units of accounting consist of its subscription services, news distribution services and professional services. These elements generally include access to the Company’s cloud-based software, hosting services, content and content updates and customer support. The Company’s subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if the Company materially breaches its obligations under the agreement. Subscription agreements do not provide customers the right to take possession of the software at any time.

The Company also distributes individual news releases to the Internet which are indexed by major search engines and distributed directly to various news sites, journalists and other key constituents. The Company recognizes revenue on a per-transaction basis when the press releases are made available to the public.

The Company’s professional services primarily consist of data migration, custom development and training. The Company’s cloud-based software does not require significant modification and customization services.

The Company established vendor-specific objective evidence (VSOE) of the fair value for the selling price for certain of its news distribution services as the selling price for a substantial majority of stand-alone sales fall within a narrow range around the median selling price. The Company determined third-party evidence (TPE) of selling price is not available for any of its services due to differences in the features and functionality compared to competitor’s products. Therefore, the Company uses its estimated selling prices (ESP) for the remaining deliverables by analyzing multiple factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2010, 2011 and 2012 were $8.8 million, $8.9 million and $23.4 million, respectively.

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

The Company provides cloud-based software and related services to various customers across several industries. As of December 31, 2011 and 2012, no individual customer accounted for 10% or more of net accounts receivable. For the years ended December 31, 2010, 2011 and 2012, no individual customer accounted for 10% or more of revenue. As of December 31, 2011 and 2012, assets located outside the United States were approximately 12% and 9% of total assets, respectively. Revenues from sales to customers outside the United States were approximately 13%, 16%, and 11% of total revenues for the years ended December 31, 2010, 2011 and 2012, respectively.

Income Taxes

Income taxes are determined utilizing the asset and liability method whereby deferred tax assets and liabilities are recognized for deductible temporary differences between the respective reported amounts and tax bases of assets and liabilities, as well as for operating loss and tax-credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In 2011, based on the recent operating results and the Company’s current projections of future losses, the Company established a full valuation allowance on its U.S. federal and state net deferred tax assets because it was able to conclude that it is more likely than not that it will not realize the benefits of its deferred tax assets. The Company historically maintained a full valuation allowance on net deferred tax assets of certain of its foreign subsidiaries because it determined that it is more likely than not that it will not realize the benefits of its foreign deferred tax assets.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next twelve months. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and is subject to U.S. federal, state, and foreign tax examinations for years ranging from 2003 to 2012.

Earnings Per Share

Basic net income or loss per share attributable to common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income per share until vested. The Company’s outstanding grants of restricted stock do not contain non-forfeitable dividend rights. Diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, nonvested shares of restricted stock and are considered to be common stock equivalents.

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

For the years ended December 2010, 2011 and 2012, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested shares of restricted stock and redeemable convertible preferred stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. For the years ended December 31, 2010, 2011 and 2012, diluted earnings per share excluded the impact of 2,478,923, 1,757,240 and 2,555,943 outstanding stock options, respectively, and 1,418,731, 1,282,323 and 979,790 nonvested shares of restricted stock, respectively and for the year ended December 31, 2012, 1,000,000 shares of Series A redeemable convertible preferred stock as the result would be anti-dilutive.

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on its business as one segment.

3.	Business Combinations

Acquisition of iContact

On February 24, 2012, the Company acquired all of the outstanding shares of capital stock of iContact Corporation (iContact), a privately-held provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails designed to engage, educate and retain customers. The acquisition of iContact added an email capability component to the Company’s cloud marketing suite. During the year ended December 31, 2012, the Company incurred acquisition-related transaction costs of $2.9 million, which are included in general and administrative expense in the consolidated statements of operations. During the year ended December 31, 2012, the Company incurred severance costs of $2.1 million, of which $52,000, $691,000, $637,000 and $691,000, were included in cost of revenues, sales and marketing, research and development and general and administrative expenses, respectively, in the consolidated statement of operations. All amounts were paid as of December 31, 2012. The acquisition was accounted for under the purchase method of accounting. The operating results of iContact are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration consisted of the following (in thousands):

Cash	$89,801
Note payable	669
Common stock	9,118
Series A redeemable convertible preferred stock	77,490

Total purchase consideration	$177,078

The purchase price consisted of $90.5 million in cash, of which $669,000 was held back in the form of a promissory note, 401,672 shares of the Company’s common stock with a deemed value at issuance of $9.1 million and 1,000,000 shares of the Company’s newly-created Series A convertible preferred stock with a deemed value at issuance of $77.5 million, aggregating approximately $167.1 million of total consideration, net of $10.0 million cash acquired. For more information about the promissory note, please refer to Note 8, Debt, and for more information about the Series A redeemable convertible preferred stock, please refer to Note 9, Series A Redeemable Convertible Preferred Stock. At the closing of the acquisition, a portion of the consideration, consisting of 72,656 shares of common stock, 85,090 shares of the Series A redeemable convertible preferred stock, $6.1 million in cash and the $669,000 promissory note, were deposited in escrow for a period of one year to satisfy potential indemnification claims by the Company against iContact with respect to breaches by iContact of its representations, warranties and covenants, or any post-closing purchase price adjustments or outstanding appraisal claims by iContact stockholders. All amounts were released from escrow in the first quarter of 2013.

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

The Company recognized a deferred tax asset in the amount of $20.3 million relating to acquired net operating losses, established a deferred tax liability of $14.0 million relating to the step up in basis of identifiable intangibles and property plant and equipment, and recorded a valuation allowance of $6.3 million. The Company determined that while the acquired net operating loss is subject to the limitation provided in Section 382 of the Internal Revenue Code, this limitation will not preclude the company from fully realizing the acquired net operating losses.

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

The following unaudited pro forma consolidated results of operations for years ended December 31, 2011 and 2012 assumes that the iContact acquisition occurred at the beginning of 2011. The unaudited pro forma information combines the historical results for the Company with the historical results for iContact for the same period. The unaudited pro forma financial information for the years ended December 31, 2011 and 2012 includes adjustments for amortization of acquired intangible assets of $10.4 million and $1.5 million, respectively. The unaudited pro forma financial information for the year ended December 31, 2012 excludes acquisition-related transaction and severance costs of $5.0 million and the fair value adjustment for deferred revenue of $2.2 million. The following unaudited pro forma information is not intended to be indicative of future operating results (dollars in thousands, except per share data):

	Year Ended December 31,
	2011	2012
Pro forma revenues	$162,743	$180,403

Pro forma net loss	$(30,883)	$(19,279)

Pro forma net loss per share:
Basic and diluted	$(1.61)	$(0.99)

The Company recognized revenue and incurred a net loss from iContact of $41.4 million and $4.5 million, respectively, since the date of acquisition through December 31, 2012.

Acquisition of North Social

On February 24, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. The acquisition of North Social broadened the Company’s social media solution. The acquisition was accounted for under the purchase method of accounting. The operating results of North Social are included in the accompanying consolidated financial statements from the date of acquisition.

The purchase consideration at the acquisition date consisted of approximately $7.0 million in cash and $5.1 million of contingent cash consideration for the achievement of certain financial milestones within the following 24 months. In 2012, the Company paid $7.0 million of contingent consideration for the achievement of certain financial milestones. The Company recorded approximately $101,000 of identifiable intangible assets, $11.9 million of goodwill that is deductible for tax purposes, and $78,000 of other net tangible assets. Goodwill was primarily attributable to North Social’s knowledge of applications for Facebook and the opportunity to expand into the rapidly growing social media market. The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time from the acquisition date through December 31, 2012. The additional expense of $1.9 million and $1.2 million was included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2011 and 2012, respectively. As of December 31, 2012, the fair value of the liability for the remaining contingent consideration was $1.1 million and is included in accrued expenses. Acquisition-related costs associated with the acquisition were not material. Pro forma results of operations have not been presented because the acquisition was not material in relation to the Company’s consolidated financial statements.

Acquisition of Datapresse

On April 16, 2010, the Company acquired all of the outstanding shares of Data Presse SAS (Datapresse), a provider of media content and cloud-based public relations software in France which expanded the Company’s presence in Europe. Datapresse’s cloud-based software complements the Company’s suite of cloud-based solutions. The purchase consideration at the acquisition date consisted of cash paid at closing and contingent cash consideration for the achievement of certain financial metrics for the twelve month period ending April 30, 2011. The Company incurred acquisition-related costs of approximately $747,000 for the year ended December 31, 2010, which were included in general and administrative expenses in the consolidated statements of operations.

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

The fair value of the contingent consideration was adjusted based on actual performance from the acquisition date through April 30, 2011. The additional expense was not material for the years ended December 31, 2010 and 2011. During the year ended December 31, 2011, the Company made payments in the amount of $715,000 which represents full settlement of the contingent consideration liability.

Other Acquisitions

In 2010, the Company completed three additional acquisitions of privately-held entities primarily to expand its product offerings and enhance its technology base. These acquisitions were not material individually or in the aggregate in relation to the Company’s consolidated financial statements and, as such, pro forma results of operations have not been presented. The entities were acquired for a total of $3.2 million in cash and $811,000 of contingent consideration for the achievement of revenue targets in 2010 and 2011. The Company recorded $1.4 million of identifiable intangible assets, $1.8 million of goodwill that is not deductible for tax purposes and $1.6 million of goodwill that is deductible for tax purposes. In connection with one of the acquisitions, the Company identified an uncertain tax position, and, as a result recorded $758,000 in other liabilities in the consolidated balance sheet at December 31, 2010. During the years ended December 31, 2010 and 2011, the fair value of the contingent consideration was adjusted based on actual performance. The additional expense of $504,000 was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2010. The fair value adjustment to contingent consideration was not material for the year ended December 31, 2011. In 2011 and 2012, the Company made payments in the amount of $699,000 and $606,000, respectively, related to the contingent consideration which represents full settlement of the contingent consideration liability. Acquisition-related costs incurred for these acquisitions were not material.

4.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2011 were as follows (in thousands):

		Unrealized		Fair Market Value
	Cost	Gains	Losses
Cash equivalents:
Money market funds	$41,292	$—	$—	$41,292
Commercial paper	3,000	—	—	3,000
Certificates of deposit	1,000	—	—	1,000
Short-term investments:
Commercial paper	1,998	2	—	2,000
U.S. Treasury Securities	1,004	—	—	1,004
Government-sponsored agency debt securities	3,536	—	(1)	3,535
Certificates of deposit	3,349	7	—	3,356

Total	$55,179	$9	$(1)	$55,187

The components of cash equivalents and investments at December 31, 2012 were as follows (in thousands):

		Unrealized		Fair Market Value
	Cost	Gains	Losses
Cash equivalents:
Money market funds	$11,290	$—	$—	$11,290
Certificates of deposit	1,322	—	—	1,322
Short-term investments:
Certificates of deposit	660	2	—	662
Long-term investments:
Certificates of deposit	1,322	—	—	1,322

Total	$14,594	$2	$—	$14,596

Cash equivalents have original maturity dates of three months or less. Short-term investments have original maturity dates greater than three months but less than one year. Long-term investments have original maturity dates between one and five years.

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

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 31, 2012 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,612	$12,612	$—	$—
Short-term investments	662	662	—	—
Long-term investments	1,322	1,322	—	—

Total assets measured at fair value	$14,596	$14,596	$—	$—

Liabilities:
Accrued expenses:
Accrued contingent consideration, current portion	$1,107	$—	$—	$1,107

Total liabilities measured at fair value	$1,107	$—	$—	$1,107

Cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

The Company has incurred contingent consideration liabilities in connection with its business acquisitions in 2010 and 2011. Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial and performance milestones through respective target dates in 2011, 2012 and 2013. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue and earnings estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Any increases or decreases in the probability of achievement of any of these certain financial and performance milestones could result in a significant increase or decrease to the estimated fair value. During the years ended 2011 and 2012, the fair value of the contingent consideration was adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time. For the years ended December 31, 2011 and 2012, the additional expense of $1.9 million and $1.2 million, respectively, was included in general and administrative expenses in the consolidated statements of operations. The remaining liability for contingent consideration is included in accrued expenses.

The changes in the fair value of the Company’s acquisition related contingent consideration for the years ended December 31, 2011 and 2012, were as follows (in thousands):

	December 31,
	2011	2012
Balance as of beginning of period	$1,937	$7,537
Acquisition date fair value measurement	5,059	—
Payment of contingent consideration	(1,436)	(7,606)
Adjustments to fair value measurements	1,941	1,176
Effects of foreign currency translation	36	—

Balance as of end of period	$7,537	$1,107

6.	Property, Equipment and Software

Property, equipment and software consisted of the following (in thousands):

	December 31,
	2011	2012
Purchased software, computer and office equipment	$8,601	$12,539
Office furniture	1,701	2,030
Leasehold improvements	10,660	11,499
Equipment under capital lease obligations	463	569
Capitalized software development costs	1,785	1,960
Information database costs	2,641	2,839

	25,851	31,436
Less accumulated depreciation and amortization	(8,008)	(11,368)

Property, equipment and software, net	$17,843	$20,068

Depreciation and amortization expense, including depreciation on equipment under capital leases, was $2.0 million, $2.7 million and $4.8 million for the years ended December 31, 2010, 2011 and 2012, respectively.

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2012 were as follows (in thousands):

	December 31,
	2011	2012
Balance as of beginning of period	$26,278	$38,029
Goodwill acquired	11,880	138,860
Effects of foreign currency translation	(129)	122

Balance as of end of period	$38,029	$177,011

Intangible assets at December 31, 2011 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	6.7	$4,132	$(1,069)	$3,063
Trade names	6.9	4,362	(3,175)	1,187
Purchased technology	3.8	1,449	(605)	844

Total		$9,943	$(4,849)	$5,094

Intangible assets at December 31, 2012 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	3.7	$23,221	$(7,014)	$16,207
Trade names	5.9	5,686	(4,192)	1,494
Purchased technology	3.1	13,460	(4,410)	9,050

Total		$42,367	$(15,616)	$26,751

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the years ended December 31, 2010, 2011 and 2012 was $2.4 million, $2.5 million and $11.0 million, respectively. Future expected amortization of intangible assets at December 31, 2012 was as follows (in thousands):

2013	$12,031
2014	11,688
2015	2,327
2016	553
2017	152
2018 and thereafter	—

Total	$26,751

8.	Debt

Term Loans

The Company entered into loan agreements with the Maryland Economic Development Assistance Authority Fund totaling $440,000 in 2011. The proceeds of the loans were used in the renovation of the new corporate headquarters in Beltsville, Maryland. The borrowings bear interest at 3.0%, and the term of the loans end on December 31, 2020. The conditions of the loans stipulate that principal and related accrued interest be forgiven if specified employment levels are achieved and maintained and the Company maintains the Beltsville, Maryland location as the corporate headquarters through December 31, 2020. As of December 31, 2012, the Company has met the conditions of the loans, however, the conditions are required to be met throughout the term of the loan and, as such, the loan is recorded as a long-term liability. The $440,000 outstanding under these loans is included in notes payable and capital lease obligations, net of current portion and the related accrued interest is included in other liabilities.

Notes Payable

A portion of the purchase consideration for the acquisition of iContact was held back in the form of a promissory note (Escrow Note) in the amount of $669,000. The Escrow Note accrued interest at a rate of 1% per annum and was held in escrow until payment in 2013. As of December 31, 2012 outstanding borrowings were $669,000. The Escrow note and related accrued interest were paid in full in February 2013.

The Company also assumed a note payable as a result of its acquisition of Datapresse in 2010. Borrowings bear interest at the three month Euribor plus 1.6% (1.8% at December 31, 2012). Principal and interest payments are due quarterly with the final payment due in June 2014. As of December 31, 2012 outstanding borrowings were $100,000.

Future principal payments under the notes payable outstanding at December 31, 2012 are as follows (in thousands):

2013	$736
2014	33
2015 and thereafter	—

Total	$769

Revolving Credit Facility

On February 27, 2012, the Company established a $15.0 million revolving credit facility (Revolver) with a major lending institution which will be available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The Revolver has a one-year, annual renewable term and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company pays a monthly fee equal to 0.4% on any unused funds under the revolving facility. As collateral for extension of credit under the facility, the Company and certain of its subsidiaries granted security interests in favor of the institution of substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries. As of December 31, 2012, there were no outstanding borrowings, however, the, facility was reduced by the Company’s outstanding letters of credit of $1.3 million. As such, the Company had $13.7 million available to borrow under the Revolver.

9.	Series A Redeemable Convertible Preferred Stock

In February 2012, the Company’s board of directors designated 1.0 million shares of the Company’s authorized preferred stock as Series A convertible preferred stock. In connection with the acquisition of iContact, the Company issued 1,000,000 shares of Series A redeemable convertible preferred stock (Preferred Stock) with a deemed fair value at issuance of $77.5 million. The Company does not adjust the carrying value to the redemption amount of the convertible preferred stock as the carrying amount exceeds the redemption amount. There have been no changes to the recorded amount of the Preferred Stock since the issuance of the shares.

Each share of the Preferred Stock has a liquidation preference equal to the greater of $77.30 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affected the Preferred Stock) or the value of the shares of common stock that would be issued in respect thereof upon conversion of such share of Preferred Stock. The Preferred Stock does not provide for interest and is entitled to participate in any dividends declared on the Company’s common stock on an as-converted basis. On February 24, 2017, the Company will be required to redeem each issued and outstanding share of the Preferred Stock for $77.30 per share from its legally available funds, or such lesser amount of shares as it may then redeem under Delaware law. Each share of the Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder. For conversions occurring on or before February 24, 2017, each share of Preferred Stock will be convertible into 3.0256 shares of common stock (subject to customary adjustments). On and after February 25, 2017, each share of the Preferred Stock which has not been redeemed will be convertible into 3.3282 shares of common stock (subject to customary adjustments).

The holders of Preferred Stock vote on an as-converted basis with the common stock, voting together as a single class, provided that the holders of the Preferred Stock are entitled to vote separately as a class on certain matters affecting the Preferred Stock. If any shares of Preferred Stock are outstanding on or after February 24, 2017, the holders of the Preferred Stock will have the right to vote separately as a class on additional actions by the Company related to acquisitions, redemptions, dividends, capital stock, and indebtedness. In connection with the acquisition of iContact, the Company also entered into, on February 24, 2012, an Investor Rights Agreement (Investor Rights Agreement) whereby the holders of the Preferred Stock have the right to nominate a director to the Company’s Board for as long as they hold 5% or more of the Company’s issued and outstanding capital stock (which nominee shall be the Series A Director for so long as the holders of Preferred Stock have the right to elect the Series A Director pursuant to the Certificate of Designation). In addition, subject to the terms and conditions of the Investor Rights Agreement, the holders of the Preferred Stock shall have demand and piggyback registration rights and the right to participate in certain repurchases of common stock by the Company.

10.	Stockholders’ Equity

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30.0 million of the Company’s shares of common stock, and in August 2011 authorized up to an additional $30.0 million. The shares may be purchased from time to time in the open market. During the years ended December 31, 2010 and 2011, the Company purchased an aggregate of 831,773 and 850,031 shares of its common stock for $12.2 million and $16.8 million, respectively. The Company did not purchase any shares of its common stock under the stock repurchase program for the year ended December 31, 2012. During the years ended December 31, 2010, 2011 and 2012, the Company also purchased 86,908, 128,678 and 143,789 shares of restricted stock for $1.3 million, $3.2 million and $3.1 million, respectively, which were withheld from employees to satisfy the minimum statutory tax withholding obligations upon the vesting of their restricted stock awards.

11.	Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 8,377,421 shares have been reserved for issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Stock options granted under the Plans have a 10-year term and generally vest annually over a four-year period. Restricted stock awards generally vest annually over a four-year period. The Company’s outstanding equity awards include stock option awards and restricted stock awards. At December 31, 2012, 857,056 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan.

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2010	2011	2012
Cost of revenues	$1,590	$1,575	$1,514
Sales and marketing	3,253	4,126	4,299
Research and development	1,506	2,079	2,646
General and administration	6,453	7,135	6,413

Total	$12,802	$14,915	$14,872

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Stock price volatility	59%	57%	60%
Expected term (years)	6.2	6.1	5.7
Risk-free interest rate	2.6%	2.2%	1.1%
Dividend yield	0%	0%	0%

The summary of stock option activity for the year ended December 31, 2012 is as follows:

	Number of Options	Range of Exercise Prices	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of December 31, 2012 (in thousands)
Balance outstanding at January 1, 2012	1,757,240	$2.46 -$35.98	$17.54
Granted	1,001,107	12.54-22.93	13.63
Exercised	(10,391)	2.46-14.23	7.04
Forfeited or cancelled	(192,013)	2.46-31.03	19.17

Balance outstanding at December 31, 2012	2,555,943	$2.46-35.98	$15.93	7.3	$8,420

Vested and expected to vest at December 31, 2012	2,456,516	$2.46-35.98	$15.96	7.2	$8,103

Balance exercisable at December 31, 2012	1,021,846	$2.46-35.98	$15.42	5.2	$4,240

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, 2011 and 2012 was $9.10, $13.03 and $7.36, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2010, 2011 and 2012 was $3.1 million, $4.8 million and $3.5 million, respectively. As of December 31, 2012, $10.8 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.6 years.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of the year multiplied by the number of shares that would have been received by the stock option holders had all holders exercised their stock options on the last day of each respective year. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $4.0 million, $15.5 million and $105,000, respectively.

The following details the outstanding stock options at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/12	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price per Share	Exercisable as of 12/31/12	Weighted- Average Exercise Price per Share
$2.46—$9.00	414,312	2.88	$8.77	414,312	$8.77
$9.01—$13.00	253,700	9.30	12.55	—	—
$13.01—$14.00	570,962	9.09	13.25	40,425	13.19
$14.01—$18.00	501,177	7.46	14.85	189,570	14.71
$18.01—$23.00	257,496	6.64	19.72	149,621	19.48
$23.01—$35.98	558,296	7.93	24.75	227,918	25.83

	2,555,943	7.28	$15.93	1,021,846	$15.42

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date.

The summary of restricted stock award activity for the year ended December 31, 2012 is as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Balance nonvested at January 1, 2012	1,282,323	$19.55
Awarded	488,333	14.09
Vested	(641,010)	19.90
Forfeited	(149,856)	16.14

Balance nonvested at December 31, 2012	979,790	$17.12

As of December 31, 2012, $10.9 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.2 years.

12.	Employee Benefit Plans

The Company sponsors defined-contribution, profit-sharing and other benefit plans in the United States, the United Kingdom and France. Total expenses for the plans for the years ended December 31, 2010, 2011 and 2012 were approximately $642,000, $747,000 and $1.0 million, respectively.

13.	Income Taxes

For the years ended December 31, 2010, 2011 and 2012, the U.S. and foreign components of loss before income taxes were as follows (in thousands):

	2010	2011	2012
Domestic	$(1,203)	$(4,906)	$(20,848)
Foreign	(2,294)	948	(1,316)

Total loss before income taxes	$(3,497)	$(3,958)	$(22,164)

For the years ended December 31, 2010, 2011 and 2012, income tax provision consisted of the following (in thousands):

	2010	2011	2012
Current expense
Federal	$580	$26	$—
State	245	6	34
Foreign	188	665	696

Total current expense	1,013	697	730
Deferred expense (benefit)
Federal	(333)	9,282	751
State	(149)	884	94
Foreign	(353)	(244)	(148)

Total deferred expense (benefit)	(835)	9,922	697

Total provision for income taxes	$178	$10,619	$1,427

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate for the years ended December 31, 2010, 2011 and 2012 is as follows:

	2010	2011	2012
Statutory federal tax rate	35%	35%	35%
State income taxes, net of benefit	—	6	2
Effect of foreign losses	—	(5)	(1)
Non-deductible transaction costs	—	—	(3)
Non-deductible compensation	(28)	(19)	(3)
Other non-deductible expenses	(11)	13	—
Effect of uncertain tax positions	(3)	(5)	(1)
Changes in valuation allowance	2	(293)	(35)

	(5)%	(268)%	(6)%

The provision for income taxes for the years ended December 31, 2010 differed from the expected tax provision computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to operating losses in foreign jurisdictions for which no tax benefit is currently available, non-deductible compensation and, to a lesser extent, state income taxes and certain other non-deductible expenses.

The provision for income taxes for the year ended December 31, 2011 differed from the expected tax provision computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the establishment of the valuation allowance and, to a lesser extent, state income taxes and certain non-deductible expenses including stock-based compensation and operating losses in foreign jurisdictions for which no tax benefit is currently available.

In the fourth quarter of 2011, the Company established a net valuation allowance against its U.S. federal and state net deferred tax assets because management concluded that it is more likely than not that it will not realize the tax benefits of its deferred tax assets based on recent operating results and current projections of future losses and, therefore, recorded a valuation allowance to reduce the carrying value of these net deferred tax assets. As a result, the valuation allowance on the Company’s net U.S. deferred tax assets increased by $11.8 million during the year ended December 31, 2011. As of December 31, 2011, the Company maintained a net valuation allowance against certain of its foreign deferred tax assets. The Company has historically maintained a net valuation allowance on deferred tax assets of certain of its foreign subsidiaries because management determined that it is more likely than not that it will not realize the tax benefits of its foreign deferred tax assets and, therefore, recorded a valuation allowance to reduce the carrying value of these foreign deferred tax assets to zero.

The provision for income taxes for the year ended December 31, 2012 differed from the expected tax provision computed by applying the U.S. federal statutory rate to loss before income taxes primarily due to the recognition of the U.S. valuation allowance and, to a lesser extent, state income taxes and certain non-deductible expenses including stock-based compensation and transaction costs and operating losses in foreign jurisdictions for which no tax benefit is currently available.

As of December 31, 2012, the Company maintained a full valuation allowance on its U.S. and certain of its foreign deferred tax assets because management determined that it was more likely than not that it will not realize the tax benefits of these deferred tax assets.

The change in the valuation allowance from the prior year’s amount relates primarily to the valuation allowance that was established as part of the iContact acquisition and a capital loss carryforward and net operating losses that the Company identified subsequent to filing of the prior year’s financial statements.

The Company’s deferred tax components consisted of the following (in thousands):

	December 31,
	2011	2012
Deferred tax assets:
NOL carryforwards	$6,425	$27,481
Allowance for doubtful accounts	71	51
Deferred revenue	145	258
Accrued expenses	1,184	2,188
Intangible asset amortization	3,751	—
Stock-based compensation	5,218	6,334
Capital loss carryforward	—	1,787
Other	1,227	1,274

Total deferred tax assets	18,021	39,373
Valuation allowance	(13,654)	(31,005)

Net deferred tax assets	4,367	8,368

Deferred tax liabilities:
Capitalized software development	(538)	(590)
Depreciation	(2,760)	(3,048)
Goodwill and intangible asset amortization	(3,623)	(8,227)
Other	(236)	(143)

Total deferred tax liabilities	(7,157)	(12,008)

Net deferred tax liability	$(2,790)	$(3,640)

The Company has not provided for U.S. income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside of the U.S. The Company does not have any undistributed earnings from its foreign subsidiaries as of December 31, 2012.

As of December 31, 2012, the Company had net operating loss (NOL) carryforwards for federal and state tax purposes of approximately $80.7 million and $36.2 million, respectively, which will begin to expire in 2025 through 2032. The Company’s foreign subsidiaries generated NOL carryforwards of $11.7 million which will begin to expire in 2015 and may be indefinite lived. Included in these amounts at December 31, 2012 are approximately $5.4 million in cumulative income tax deductions on the exercise of stock options and the vesting of restricted stock awards. This income tax benefit will be recorded to additional paid-in-capital when realized.

Certain of the Company’s federal and state NOL carryforwards are subject to annual limitations under Section 382 of Internal Revenue Code. The limitations imposed under Section 382 will not preclude the Company from realizing these NOLs but may operate to limit their utilization of the NOLs in any given tax year in the event that the Company’s federal and state taxable income exceeds the limitation imposed by Section 382.

The exercise and vesting of equity awards has generated income tax deductions in excess of amounts recorded for financial reporting purposes. In 2010, the Company realized a tax benefit from the utilization of NOLs related to stock-based compensation and the exercise and vesting of equity awards. The Company recorded a tax benefit from equity awards to additional paid-in capital for the year ended December 31, 2010. The Company recorded a tax deficiency from equity awards to additional paid-in capital for the years ended December 31, 2011 and 2012, as certain equity awards that vested and were exercised resulted in a shortfall, however, as the Company generated sufficient excess tax benefits in the previous years, the shortfall only reduced the cumulative additional paid-in capital from excess tax benefits. The Company has elected to use the “with and without” method for recognition of excess tax benefits related to equity awards.

As of December 31, 2011 and 2012, the Company had unrecognized tax benefits of $937,000 and $933,000, respectively included in other liabilities, including interest and penalties of $436,000 and $492,000, respectively. The Company does not believe its unrecognized tax positions will materially change over the next twelve months.

The change in unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2011 and 2012, were as follows (in thousands):

	December 31,
	2011	2012
Balance as of beginning of period	$355	$501
Additions based on tax positions taken in the current year	36	80
Additions for tax positions of prior years	110	4

Balance as of end of period	$501	$585

As of December 31, 2011, the total amount of gross unrecognized tax benefits was $937,000, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2012, the total amount of gross unrecognized tax benefits was $1.1 million if recognized, would favorably impact the Company’s effective tax rate. For the years ended December 31, 2011 and 2012, the Company recognized $33,000 and $56,000, respectively of interest expense in connection with tax matters which is included in income tax expense.

The Company files income tax returns in U.S. federal jurisdictions and various state and foreign jurisdictions and is subject to U.S. federal, state, and foreign tax examinations for years ranging from 2003 to 2012.

14.	Commitments and Contingencies

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of December 31, 2011, deferred rent of $566,000 and $6.1 million is included in accrued expenses and other liabilities, respectively. As of December 31, 2012, deferred rent of $752,000 and $5.7 million is included in accrued expenses and other liabilities, respectively.

The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2017.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2012 are as follows (in thousands):

	Operating Leases	Capital Leases
2013	$4,257	$191
2014	4,191	150
2015	3,906	110
2016	3,749	81
2017	2,752	1
2018 and thereafter	10,621	—

Total future minimum payments	$29,476	533

Less amount representing interest		(137)
Less current portion		(118)

Long-term capital lease obligations		$278

Rent expense was $1.9 million, $2.9 million and $5.0 million for the years ended December 31, 2010, 2011, and 2012, respectively.

Purchase Commitments

The Company entered into agreements with various vendors in the ordinary course of business. As of December 31, 2012, minimum required payments in future years under these arrangements are $6.1 million, $2.3 million, $1.0 million and $56,000 in 2013, 2014, 2015 and 2016, respectively.

Letters of Credit

In May 2010, the Company established an irrevocable letter of credit in favor of the landlord of the new corporate headquarters in Beltsville, Maryland in the amount of $714,000. The letter of credit does not require a compensating balance and is active through May 2023. In accordance with the terms of the lease agreement, the Company is permitted to reduce the letter of credit by approximately $119,000 annually for each of the first five years commencing May 2012. As of December 31, 2012, the outstanding balance was $595,000 and no amounts had been drawn against it.

In February 2011, the Company established two letters of credit in favor of its principal landlord in the United Kingdom in the amounts of $563,000, in the aggregate. The letters of credit do not require a compensating balance and are active through 2016. The letters of credit are denominated in the local currency, and therefore are subject to foreign currency translation adjustments. As of December 31, 2012, the outstanding balances were $570,000, in the aggregate, and no amounts had been drawn against them.

In March 2012, the Company established an irrevocable letter of credit in favor of its landlord for the iContact office in North Carolina in the amount of $111,000 which will automatically reduce to $21,000 on March 1, 2013. The letter of credit does not require a compensating balance and is active through March 2013 but may be renewed through June 30, 2016.

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

Litigation and Claims

The Company from time to time is subject to lawsuits, investigations and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, government regulation and employment matters. In the opinion of management based on all known facts, all such matters are either without merit or are of such kind, or involve such amounts that would not have a material effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

15.	Quarterly Financial Information (Unaudited)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(1)	March 31, 2012(2)	June 30, 2012	September 30, 2012	December 31, 2012
	(Dollars in thousands, except per share data)
Summary consolidated statement of operations data:
Revenues	$26,987	$28,482	$28,886	$30,519	$34,853	$43,620	$45,217	$47,114
Gross profit	21,535	23,181	23,519	24,782	27,539	34,920	36,285	38,311
Net loss	(1,858)	(755)	(212)	(11,752)	(10,825)	(5,189)	(3,845)	(3,732)
Net loss per share:
Basic and diluted	$(0.10)	$(0.04)	$(0.01)	$(0.63)	$(0.57)	$(0.27)	$(0.20)	$(0.19)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	18,145,461	18,788,747	19,289,740	18,736,771	19,042,761	19,540,700	19,570,459	19,600,644

(1)	During the three months ended December 31, 2011, the Company established the valuation allowance against its U.S. federal and state net deferred tax assets in the amount of $11.8 million.
(2)	During the three months ended March 31, 2012, the Company incurred $2.9 million of acquisition-related transaction costs and $2.1 million of employee severance costs in connection with its acquisition of iContact.

Vocus, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance Beginning of Period	Charged to Costs or Expenses	Charged to Other Accounts (2)	Deductions	Additions Acquired from Business Combinations (3)	Balance at End of Period
Allowance for doubtful accounts (in thousands):
Year ended December 31, 2010 (1)	$212	$118	$—	$(148)	$—	$182
Year ended December 31, 2011 (1)	182	408	—	(346)	—	244
Year ended December 31, 2012 (1)	244	408	—	(416)	—	236
Deferred tax valuation allowance (in thousands):
Year ended December 31, 2010	$2,728	$(731)	$—	$—	$—	$1,997
Year ended December 31, 2011	1,997	11,657	—	—	—	13,654
Year ended December 31, 2012	13,654	8,236	2,859	—	6,256	31,005

(1)	Deductions include actual accounts written-off, net of recoveries.
(2)	Charges to other accounts relate primarily to provision to return adjustments.
(3)	Valuation allowance established from the acquisition of iContact.

Index to Exhibits

Exhibit Numbers	Exhibits

3.1(5)	Fifth Amended and Restated Certificate of Incorporation.

3.2(17)	Amended and Restated Bylaws.

4.1(3)	Specimen common stock certificate.

4.2(15)	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012

4.3(15)	Investor Rights Agreement by and between Vocus, Inc. and JMI Equity Fund VI, L.P., dated February 24, 2012

10.1(1)	1999 Stock Option Plan.

10.2(1)	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.

10.3(4)	2005 Stock Award Plan.

10.4(9)	Form of Option Agreement for executive officers under Registrant’s 2005 Stock Award Plan.

10.5(9)	Form of Option Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.

10.6(11)	Deed of Lease dated March 30, 2010 between Indian Creek Investors, LLC and Registrant

10.7(16)	Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors.

10.8(2)	License Agreement between the Registrant and PR Newswire Association LLC, dated August 1, 2003, as amended.

10.9(9)	Amended and Restated Agreement between the Registrant and PR Newswire Association, Inc., dated August 1, 2006.

10.10(6)	Form of Employment Agreement for Richard Rudman and Stephen Vintz, and schedule of details omitted therefrom.

10.11(6)	Form of Employment Agreement for Norman Weissberg, and schedule of details omitted therefrom.

10.12(7)	Employment Agreement for William Wagner dated July 17, 2006.

10.13(7)	Indemnification Agreement for William Wagner dated July 17, 2006.

10.14(8)	Asset Purchase Agreement, dated August 4, 2006, among the Registrant, Vocus PRW Holdings LLC, PRWeb, LLC and the sole stockholder of PRWeb International, Inc. and sole owner of PRWeb, LLC.

10.15(12)	Sale and Purchase Agreement dated April 16, 2010 between Registrant and Data Presse SAS.

10.16(13)	Asset Purchase Agreement between the Registrant and North Venture Partners, LLC dated February 24, 2011.

10.17(15)	Agreement and Plan of Merger, dated February 24, 2011.

10.18(15)	Loan Agreement between Bank of America, N.A. and Vocus Inc. dated February 27, 2012

10.19(10)	Form of Restricted Stock Agreement for executive officers under Registrant’s 2005 Stock Award Plan.

10.20(10)	Form of Restricted Stock Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.

10.21(14)	Summary of board of directors’ compensation.

Exhibit Numbers	Exhibits

21.1*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (included on the signature page to this report).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on June 15, 2005.
(2)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on August 5, 2005.
(3)	Incorporated by reference to an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on November 9, 2005.
(4)	Incorporated by reference to an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on December 6, 2005.
(5)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 12, 2005.
(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on July 20, 2006.
(8)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.
(9)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.
(11)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 30, 2010.
(12)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.
(13)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2011.
(14)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.
(15)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.
(16)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on June 29, 2012.
(17)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 18, 2012.