Form 10-Q
period 2013-03-31
Vocus, Inc.
filed 2013-05-03
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2013, 21,096,798 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2012	March 31, 2013
		(Unaudited)
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$32,107	$40,332
Short-term investments	662	643
Accounts receivable, net of allowance for doubtful accounts of $236 and $292 at December 31, 2012 and March 31, 2013, respectively	29,841	21,573
Current portion of deferred income taxes	1,478	1,273
Prepaid expenses and other current assets	2,933	2,939

Total current assets	67,021	66,760
Long-term investments	1,322	—
Property, equipment and software, net	20,068	21,152
Intangible assets, net	26,751	23,607
Goodwill	177,011	176,835
Other assets	641	759

Total assets	$292,814	$289,113

Current liabilities:
Accounts payable	$4,125	$4,560
Accrued compensation	5,443	5,120
Accrued expenses	12,133	15,541
Current portion of notes payable and capital lease obligations	854	160
Current portion of deferred revenue	77,098	76,299

Total current liabilities	99,653	101,680
Notes payable and capital lease obligations, net of current portion	751	712
Other liabilities	6,786	6,636
Deferred income taxes	5,120	5,080
Deferred revenue, net of current portion	2,235	1,814

Total liabilities	114,545	115,922
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares designated from authorized preferred stock; issued and outstanding at December 31, 2012 and March 31, 2013	77,490	77,490
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 shares designated as Series A redeemable convertible preferred stock and issued and outstanding at December 31, 2012 and March 31, 2013; no other shares issued and outstanding at December 31, 2012 and March 31, 2013	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 21,910,301 and 21,931,676 issued at December 31, 2012 and March 31, 2013, respectively; 19,670,168 and 20,081,609 shares outstanding at December 31, 2012 and March 31, 2013, respectively	219	219
Additional paid-in capital	215,226	218,935
Treasury stock, 2,240,133 and 1,850,068 shares at December 31, 2012 and March 31, 2013, respectively, at cost	(41,909)	(42,322)
Accumulated other comprehensive loss	(426)	(675)
Accumulated deficit	(72,331)	(80,456)

Total stockholders’ equity	100,779	95,701

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$292,814	$289,113

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 31,
	2012	2013
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$34,853	$46,247
Cost of revenues	7,314	9,752

Gross profit	27,539	36,495
Operating expenses:
Sales and marketing	20,831	26,835
Research and development	3,656	2,998
General and administrative	12,393	12,333
Amortization of intangible assets	1,100	2,020

Total operating expenses	37,980	44,186
Loss from operations	(10,441)	(7,691)
Other income (expense):
Interest and other income (expense)	(14)	54
Interest expense	(44)	(49)

Total other income (expense)	(58)	5
Loss before provision for income taxes	(10,499)	(7,686)
Provision for income taxes	326	439

Net loss	$(10,825)	$(8,125)

Net loss per share:
Basic and diluted	$(0.57)	$(0.41)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	19,042,761	19,790,692

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
	2012	2013
	(Unaudited)
	(Dollars in thousands)

Net loss	$(10,825)	$(8,125)
Other comprehensive income, before taxes and net of reclassification adjustments:
Foreign currency translation adjustment	292	(249)
Unrealized net gain on available-for-sale investments, net of taxes	13	—

Other comprehensive income (loss), net of taxes	305	(249)

Comprehensive loss	$(10,520)	$(8,374)

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2013
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(10,825)	$(8,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	984	1,226
Amortization of intangible assets	1,608	3,071

Stock-based compensation	4,004	3,690
Adjustment to fair value of accrued contingent consideration	232	3,453
Provision for doubtful accounts	150	195
Deferred income taxes	136	186
Payment of contingent consideration for business acquisition in excess of fair value on acquisition date	(494)	—
Changes in operating assets and liabilities:
Accounts receivable	3,701	7,903
Prepaid expenses and other current assets	(382)	(11)
Other assets	5	(478)
Accounts payable	(246)	457
Accrued compensation	1,910	(289)
Accrued expenses	1,417	390
Deferred revenue	1,511	(719)
Other liabilities	(192)	(126)

Net cash provided by operating activities	3,519	10,823
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(79,649)	—
Purchases of available-for-sale securities	(1,054)	—
Sales of available-for-sale securities	5,835	1,328
Maturities of available-for-sale securities	1,994	—
Purchases of property, equipment and software	(227)	(2,211)
Software development costs	(198)	(129)

Net cash used in investing activities	(73,299)	(1,012)
Cash flows from financing activities:
Repurchases of common stock	(2,971)	(413)
Proceeds from the exercise of stock options	14	—
Payment of contingent consideration for business acquisitions	(3,112)	—
Payments on notes payable and capital lease obligations	(49)	(729)

Net cash used in financing activities	(6,118)	(1,142)
Effect of exchange rate changes on cash and cash equivalents	227	(444)

Net increase (decrease) in cash and cash equivalents	(75,671)	8,225
Cash and cash equivalents, beginning of period	98,284	32,107

Cash and cash equivalents, end of period	$22,613	$40,332

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A redeemable convertible preferred stock in connection with acquisition	$77,490	$—
Issuance of common stock in connection with acquisition	$9,118	$—
Issuance of promissory note in connection with acquisition	$669	$—
Assets acquired under capital leases and other financing arrangements	$132	$—

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 11, 2013.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such a determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2012 and March 31, 2013. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the three months ended March 31, 2012, and 2013 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2012 and March 31, 2013, the net unrealized gains or losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at March 31, 2013.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the three months ended March 31, 2012 and 2013.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs its annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. The Company operates under one reporting unit, and as a result, evaluates goodwill impairment based on the fair value of the Company as a whole. Based on the results of the Company’s most recent annual assessment performed on November 1, 2012, the Company concluded that the fair value of its reporting unit exceeded its carrying amount. No events or circumstances occurred from the date of the assessment through March 31, 2013 that would impact this conclusion. Subsequent to March 31, 2013, the Company has experienced a decline in its market capitalization due to a recent decline in its stock price; however, the fair value of its reporting unit continues to exceed the carrying amount of its reporting unit.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Transaction gains and losses in currencies other than the functional currency are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three months ended March 31, 2012 and 2013.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. Amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2013 were not material.

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

Stock-Based Compensation

The Company’s share-based arrangements include stock option awards and restricted stock awards. The Company recognizes compensation expense for its equity awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. Stock options granted have a 10-year term and generally vest annually over a four-year period. Restricted stock awards generally vest annually over a four-year period. The Company’s outstanding equity awards include stock option awards and restricted stock awards.

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

As of December 31, 2012 and March 31, 2013, the Company maintained a full valuation allowance on its U.S. and certain of its foreign deferred tax assets because management determined that it was more likely than not that it will not realize the benefits of its foreign deferred tax assets.

The Company’s federal and state NOL carryforwards and tax credits are subject to annual limitations under Sections 382 and 383 of Internal Revenue Code. The limitations imposed under Sections 382 and 383 will not preclude the Company from realizing these NOLs and tax credits but may operate to limit their utilization of the NOLs and tax credits in any given tax year in the event that the Company’s federal and state taxable income exceeds the limitation imposed by Sections 382 and 383.

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

Earnings Per Share

Basic net income or loss per share attributable to common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock are not included in the computation of basic net income per share until vested. The Company’s outstanding grants of restricted stock do not contain non-forfeitable dividend rights. Diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, nonvested shares of restricted stock and shares of redeemable convertible preferred stock are considered to be common stock equivalents.

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

For the three months ended March 31, 2012 and 2013, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested shares of restricted stock and redeemable convertible preferred stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. For the three months ended March 31, 2012 and 2013, diluted earnings per share excluded the impact of 2,379,744 and 3,225,334 outstanding stock options, respectively, and 1,024,681 and 1,005,310 nonvested shares of restricted stock, respectively and 1,000,000 shares of Series A redeemable convertible preferred stock as the result would be anti-dilutive.

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on its business as one segment.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an update regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the notes thereto. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. The adoption did not have a material impact on the Company’s financial statements.

3.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2012 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$11,290	$—	$—	$11,290
Certificates of deposit	1,322	—	—	1,322
Short-term investments:
Certificates of deposit	660	2	—	662
Long-term investments:
Certificates of deposit	1,322	—	—	1,322

Total	$14,594	$2	$—	$14,596

The components of cash equivalents and investments at March 31, 2013 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$11,294	$—	$—	$11,294
Certificates of deposit	5,130	—	—	5,130
Short-term investments:
Certificates of deposit	641	2	—	643

Total	$17,065	$2	$—	$17,067

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

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at March 31, 2013 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$16,424	$16,424	$—	$—
Short-term investments	643	643	—	—

Total assets measured at fair value	$17,067	$17,067	$—	$—

Liabilities:
Accrued expenses:
Accrued contingent consideration, current portion	$4,560	$—	$—	$4,560

Total liabilities measured at fair value	$4,560	$—	$—	$4,560

Cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices or other readily available market information.

The Company has incurred contingent consideration liabilities in connection with its acquisition of North Venture Partners, LLC (North Social) in February 2011. Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability as of March 31, 2013 represents the fair value of the additional cash consideration payable that was contingent upon the achievement of certain financial and performance milestones through respective target dates in 2012 and 2013. For the three months ended March 31, 2012 and 2013, the additional expense of $232,000 and $3.5 million, respectively, was included in general and administrative expenses in the consolidated statements of operations. During the three months ended March 31, 2013, the fair value of the contingent consideration was adjusted based on the final earn-out calculations. The final earn-out calculation’s were impacted by higher revenues in the first quarter of 2013 resulting from the increase in the number of North Social subscription customers due to additional marketing efforts near the conclusion of the earn-out period. The remaining liability for contingent consideration is included in accrued expenses and will be paid in the second quarter of 2013.

The changes in the fair value of the Company’s acquisition related contingent consideration for the three months ended March 31, 2013, were as follows (in thousands):

Balance at beginning of period	$1,107
Adjustments to fair value measurements	3,453

Balance as of end of period	$4,560

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows (in thousands):

Balance at beginning of period	$177,011
Effects of foreign currency translation	(176)

Balance as of end of period	$176,835

Intangible assets at December 31, 2012 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$23,221	$(7,014)	$16,207
Trade names	5.9	5,686	(4,192)	1,494
Purchased technology	3.1	13,460	(4,410)	9,050

Total		$42,367	$(15,616)	$26,751

Intangible assets at March 31, 2013 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$23,115	$(8,715)	$14,400
Trade names	5.9	5,680	(4,463)	1,217
Purchased technology	3.1	13,436	(5,446)	7,990

Total		$42,231	$(18,624)	$23,607

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended March 31, 2012 and 2013 was $1.6 million and $3.1 million, respectively. Future expected amortization of intangible assets at March 31, 2013 was as follows (in thousands):

The remainder of 2013	$8,944
2014	11,667
2015	2,310
2016	538
2017	148
2018 and thereafter	—

Total	$23,607

6.	Series A Redeemable Convertible Preferred Stock

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

7.	Debt

Revolving Credit Facility

On February 27, 2012, the Company established a $15.0 million revolving credit facility (Revolver) with a major lending institution which was originally available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The Revolver has a one-year, annual renewable term and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company pays a monthly fee equal to 0.4% on any unused funds under the revolving facility. As collateral for extension of credit under the facility, the Company and certain of its subsidiaries granted security interests in favor of the institution of substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries. As of March 31, 2013, there were no outstanding borrowings, however, the, facility was reduced by the Company’s outstanding letters of credit of $1.1 million. As such, the Company had $13.9 million available to borrow under the Revolver.

8.	Stockholders’ Equity

Common Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program for up to $60.0 million of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. The Company did not purchase any shares of its common stock under the stock repurchase program for the three months ended March 31, 2012 and 2013. During the three months ended March 31, 2012 and 2013, the Company repurchased 137,616 and 29,678 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $3.0 million and $413,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

9.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended March 31,
	2012	2013
Cost of revenues	$499	$468
Sales and marketing	1,172	934
Research and development	504	623
General and administration	1,829	1,665

Total	$4,004	$3,690

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
Stock price volatility	60%	58%
Expected term (years)	5.6	6.0
Risk-free interest rate	1.2%	1.1%
Dividend yield	0%	0%

The summary of stock option activity for the three months ended March 31, 2013 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of March 31, 2013
				(In thousands)

Balance outstanding at January 1, 2013	2,555,943	$15.93
Granted	747,891	14.29
Exercised	—	—
Forfeited or cancelled	(78,500)	17.16

Balance outstanding at March 31, 2013	3,225,334	$15.52	7.6	$3,246

Options vested and expected to vest at March 31, 2013	3,103,480	$15.55	7.5	$3,168

Exercisable at March 31, 2013	1,370,524	$15.79	5.6	$2,385

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2012 and 2013 was $7.23 and $7.72, respectively. The fair value of stock options that vested during the three months ended March 31, 2012 and 2013 was $2.7 million and $3.3 million, respectively. As of March 31, 2013, $14.6 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 3.0 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2012 was $32,000.

Restricted Stock Awards

The summary of restricted stock award activity for the three months ended March 31, 2013 was as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant-date Fair Value
Balance nonvested at January 1, 2013	979,790	$17.12
Awarded	497,007	14.09
Vested	(436,237)	16.57
Forfeited	(35,250)	17.69

Balance nonvested at March 31, 2013	1,005,310	$15.84

As of March 31, 2013, $14.9 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.8 years.

10.	Commitments and Contingencies

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of March 31, 2013, deferred rent of $746,000 and $5.5 million is included in accrued expenses and other liabilities, respectively. As of March 31, 2013, minimum required payments in future years under these leases are $3.3 million, $4.4 million, $3.9 million, $3.7 million, $2.8 million and $10.6 million in the remainder of 2013 and in the years 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2017.

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of March 31, 2013, minimum required payments in future years under these arrangements are $5.7 million, $3.1 million, $1.7 million and $333,000 for the remainder of 2013 and in the years 2014, 2015 and 2016, respectively.

Letters of Credit

In May 2010, the Company established an irrevocable letter of credit in favor of the landlord of the new corporate headquarters in Beltsville, Maryland in the amount of $714,000 and is active through May 2023. In accordance with the terms of the lease agreement, the letter of credit will be reduced by approximately $119,000 annually for each of the first five years commencing May 2012. The Company has two letters of credit in favor of its principal landlord in the United Kingdom in the amount of $447,000 in the aggregate and are active through 2016. The letters of credit are denominated in the local currency, and therefore are subject to foreign currency translation adjustments. The Company also has an irrevocable letter of credit in favor of its landlord for the iContact office in North Carolina in the amount of $21,000 and is active through March 2014 but may be renewed through June 30, 2016. The letters of credit do not require a compensating balance. As of March 31, 2013, the outstanding balance of the Company’s letters of credit was $1.1 million, and no amounts have been drawn against them.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are a provider of cloud marketing software that helps businesses attract, engage and retain customers. As consumers’ buying behavior is increasingly influenced by online information and social networks, our software helps companies reach and influence buyers across social networks, online and through the media. Our cloud marketing solution addresses key areas of digital marketing, including social media marketing, search marketing, email marketing and publicity. Our sales organization is focused on adding new customers, renewing customer subscriptions and expanding relationships with existing customers. We deliver our solutions over the Internet using a secure, scalable application and system architecture that allows our customers to quickly deploy and adopt our software.

As of March 31, 2013, we had 17,322 active subscription customers who purchased our products and services. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

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

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their marketing efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect that in the remainder of 2013, cost of revenues will increase in absolute dollars but will remain flat or increase slightly as a percentage of revenues.

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

We plan to continue to invest in sales and marketing to add new customers and increase sales to our existing customers. Such investments will include adding sales personnel and expanding our marketing activities to continue to build brand awareness and generate additional sales leads. We expect that in the remainder of 2013, sales and marketing expenses will increase in absolute dollars and as a percentage of revenues.

Research and Development. Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our cloud-based software. Because of our hosted solutions, we are able to provide our customers with a single, shared version of our most recent application, which enables us to have relatively low expenses as compared to traditional enterprise software business models. We expect that in the remainder of 2013, research and development expenses will decrease in absolute dollars and as a percentage of revenues.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related expenses, third-party payment processing and credit card fees, facilities rent, other corporate expenses, fair value adjustments to contingent consideration and allocated overhead. We expect that in 2013, general and administrative expenses will decrease in absolute dollars and as a percentage of revenues.

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

We believe that of our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2012, the following accounting policies involve a greater degree of judgment or complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Goodwill and Long-Lived Assets. Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We operate under one reporting unit, and as a result, evaluate goodwill impairment based on our fair value as a whole. Based on the results of our most recent annual assessment performed on November 1, 2012, we concluded that the fair value of our reporting unit exceeded its carrying amount. No events or circumstances occurred from the date of the assessment through March 31, 2013 that would impact this conclusion. Subsequent to March 31, 2013, we have experienced a decline in our market capitalization due to a recent decline in our stock price; however, the fair value of our reporting unit continues to exceed the carrying amount of our reporting unit.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the three months ended March 31, 2012 and 2013.

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

Our federal and state NOL carryforwards and tax credits are subject to annual limitations under Sections 382 and 383 of Internal Revenue Code. The limitations imposed under Sections 382 and 383 will not preclude us from realizing these NOLs and tax credits but may operate to limit their utilization of the NOLs and tax credits in any given tax year in the event that our federal and state taxable income exceeds the limitation imposed by Sections 382 and 383.

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

	Three Months Ended March 31,
	2012	2013
Revenues	100%	100%
Cost of revenues	21	21

Gross profit	79	79
Operating expenses:
Sales and marketing	60	58
Research and development	10	7
General and administrative	36	27
Amortization of intangible assets	3	4

Total operating expenses	109	96

Loss from operations	(30)	(17)
Other income (expense), net	—	—

Loss before provision for income taxes	(30)	(17)
Provision for income taxes	1	1

Net loss	(31)%	(18)%

Three Months Ended March 31, 2013 and 2012

Revenues. Revenues for the three months ended March 31, 2013 were $46.2 million, an increase of $11.3 million, or 33%, over revenues of $34.9 million for the comparable period in 2012. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 17,322 as of March 31, 2013 from 13,103 as of March 31, 2012. The increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Total deferred revenue as of March 31, 2013 was $78.1 million, representing an increase of $11.7 million, or 18%, over total deferred revenue of $66.4 million as of March 31, 2012.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2013 was $9.8 million, an increase of $2.5 million, or 33%, over cost of revenues of $7.3 million for the comparable period in 2012. The increase in cost of revenues was primarily due to an increase of $1.2 million in employee related costs from additional personnel including increases in headcount from our acquisition of iContact, $236,000 in contracted labor costs and $542,000 in amortization of technology primarily from our acquisition of iContact. We had 342 full-time employee equivalents in our professional and other support services group at March 31, 2013 compared to 292 full-time employee equivalents at March 31, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2013 were $26.8 million, an increase of $6.0 million, or 29%, over sales and marketing expenses of $20.8 million for the comparable period in 2012. The increase in sales and marketing was primarily due to an increase of $3.3 million in employee-related costs from additional sales personnel including increases in headcount from our acquisition of iContact, $317,000 in sales commissions and incentive compensation and $2.3 million in marketing program costs, offset by $691,000 of severance for iContact personnel incurred in the three months ended March 31, 2012. We had 856 full-time employee equivalents in sales and marketing at March 31, 2013 compared to 552 full-time employee equivalents at March 31, 2012.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2013 were $3.0 million, a decrease of $658,000, or 18%, over research and development expenses of $3.7 million for the comparable period in 2012. The decrease in research and development was primarily due to $637,000 of severance for iContact personnel incurred in the three months ended March 31, 2012. We had 66 full-time employee equivalents in research and development at March 31, 2013 compared to 79 full-time employee equivalents at March 31, 2012.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 were $12.3 million, a decrease of $60,000, or 1%, over general and administrative expenses of $12.4 million for the comparable period in 2012. The slight decrease in general and administrative expenses was primarily due to $486,000 of severance for iContact personnel and $2.9 million in non-recurring professional fees and transaction costs for the acquisition of iContact incurred in the three months ended March 31, 2012. These decreases were offset by an increase of $3.3 million in expense in the three months ended March 31, 2013 related to the fair value of the contingent consideration for the acquisition of North Social in 2011. For the three months ended March 31, 2012 and 2013, the additional expense was $232,000 and $3.5 million, respectively. During the three months ended March 31, 2013, the fair value of the contingent consideration was adjusted based on the final earn-out calculations. The final earn-out calculations were impacted by higher revenues in the first quarter of 2013 resulting from the increase in the number of total North Social subscription customers due to additional marketing efforts near the conclusion of the earn-out period. The remaining liability for contingent consideration is included in accrued expenses and will be paid in the second quarter of 2013. We had 106 full-time employee equivalents in our general and administrative group at March 31, 2013 compared to 91 full-time employee equivalents at March 31, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2013 was $2.0 million, an increase of $920,000, or 84%, compared to $1.1 million for the comparable period in 2012. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisition of iContact.

Other Income (Expense). Other income for the three months ended March 31, 2013 was $5,000, an increase of $63,000, or 109%, compared to expense of $58,000 for the comparable period in 2012. The increase is primarily due to changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended March 31, 2013 was $439,000 compared to $326,000 for the comparable period in 2012. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

Liquidity and Capital Resources

As of March 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $40.3 million, investments totaling $643,000 and net accounts receivable totaling $21.6 million. Our cash equivalents and investments primarily consisted of money market funds and certificates of deposit. Cash, cash equivalents and investments held by our international operations totaled $10.4 million at March 31, 2013. Based on our business plan, we expect that cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2013 was $10.8 million, reflecting a net loss of $8.1 million, non-cash charges for depreciation and amortization of $4.3 million, stock-based compensation of $3.7 million, a net change of $7.2 million in accounts receivable and deferred revenue due to our acquisitions and growth in our subscription agreements invoiced in 2013. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2013 was $1.0 million, which primarily resulted from investments in property, equipment and software of $2.3 million, offset by sales of investments of $1.3 million.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2013 was $1.1 million which primarily resulted from our purchase of 29,678 shares of our common stock at an aggregate cost of $413,000 and the payment of a promissory note previously held in escrow included in the iContact purchase of $669,000.

We have various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. As of March 31, 2013, minimum required payments in future years under these leases are $3.3 million, $4.4 million, $3.9 million, $3.7 million, $2.8 million and $10.6 million in the remainder of 2013 and in the years 2014, 2015, 2016, 2017, 2018 and thereafter, respectively. We have irrevocable letters of credit in favor of our landlords for various of our locations including our headquarters in Maryland in the amount of $595,000 which is active through 2023, in the United Kingdom in the amount of $447,000 which is active through 2016 and in North Carolina in the amount of $21,000 which is active through March 2014 but may be renewed through June 2016. In accordance with the terms of the lease agreement for our headquarters, we are permitted to reduce the letter of credit by approximately $119,000 annually for each of the first five years commencing May 2012. The letters of credit do not require a compensating balance. As of March 31, 2013, the outstanding balance of the letters of credit was $1.1 million and no amounts had been drawn against them.

On February 27, 2012, we established a $15.0 million revolving credit facility (Revolver) with a major lending institution which will be available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The Revolver has a one-year term, renewable annually and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we pay a monthly fee equal to 0.4% on any unused funds under the revolving credit facility. As collateral for extension of credit under the facility, we granted security interests in favor of the institution of substantially all of our assets and pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries. As of March 31, 2013, the Revolver was reduced by our outstanding letters of credit of $1.1 million. As such, we had $13.9 million available to borrow under the Revolver.

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

As of March 31, 2013, $20.0 million remains available for purchases under our stock repurchase program. Although we repurchased stock during the years ended December 31, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2012. Our exposure to interest rate risk has not changed materially since December 31, 2012.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro and Philippine peso. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. dollar. Revenues denominated in a foreign currency were approximately 10% of our total revenues for the year ended December 31, 2012 and for the three months ended March 31, 2013. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time we are named as a defendant in legal actions arising from our normal business activities. We are not currently subject to any material legal proceedings, that in our opinion, will have a material effect on our financial positions, operating results or cash flows.

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

Some of the customers of our services, including our email marketing service offerings, pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted making it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers which could have an adverse effect on our business, revenue, financial condition and results of operations.

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

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience a change in ownership, or if taxable income does not reach sufficient levels.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal and state income tax purposes and the utilization of other tax attributes to reduce the Company’s Federal and state income tax expense.

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

The consideration paid in connection with an acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. For example, the purchase price of the iContact acquisition included approximately $90.5 million in cash. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. For example, as part of the purchase price for iContact, we issued 406,554 shares of our common stock and 1,000,000 shares of preferred stock that are initially convertible into 3,025,600 shares of our common stock.

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

Sale of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30.0 million of our shares of common stock, and in August 2011 authorized up to an additional $30.0 million. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. During the three months ended March 31, 2013, we did not purchase any shares of our common stock under the program. As of March 1, 2013, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended March 31, 2013, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
January 1 – January 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	39	$17.54	—	N/A
February 1 – February 28
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	—	—	—	N/A
March 1 – March 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	29,639	$13.90	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30.0 million shares of our common stock. On August 18, 2011, our Board of Directors authorized us to purchase up to an additional $30.0 million shares of our common stock under the share repurchase program. There is no expiration date specified for the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 18, 2012.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer, President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and Chief Financial Officer

Date: May 3, 2013

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