Form 10-Q
period 2013-06-30
Vocus, Inc.
filed 2013-08-02
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 26, 2013, 21,121,449 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2012	June 30, 2013
		(Unaudited)
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$32,107	$36,283
Short-term investments	662	—
Accounts receivable, net of allowance for doubtful accounts of $236 and $283 at December 31, 2012 and June 30, 2013, respectively	29,841	21,987
Current portion of deferred income taxes	1,478	1,098
Prepaid expenses and other current assets	2,933	3,056

Total current assets	67,021	62,424
Long-term investments	1,322	—
Property, equipment and software, net	20,068	21,562
Intangible assets, net	26,751	20,582
Goodwill	177,011	176,926
Other assets	641	653

Total assets	$292,814	$282,147

Current liabilities:
Accounts payable	$4,125	$5,760
Accrued compensation	5,443	5,179
Accrued expenses	12,133	9,601
Current portion of notes payable and capital lease obligations	854	163
Current portion of deferred revenue	77,098	76,333

Total current liabilities	99,653	97,036
Notes payable and capital lease obligations, net of current portion	751	763
Other liabilities	6,786	6,559
Deferred income taxes	5,120	5,134
Deferred revenue, net of current portion	2,235	2,181

Total liabilities	114,545	111,673
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares designated from authorized preferred stock; issued and outstanding at December 31, 2012 and June 30, 2013	77,490	77,490
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 shares designated as Series A redeemable convertible preferred stock and issued and outstanding at December 31, 2012 and June 30, 2013; no other shares issued and outstanding at December 31, 2012 and June 30, 2013	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 21,910,301and 21,937,926 issued at December 31, 2012 and June 30, 2013, respectively; 19,670,168 and 20,132,940 shares outstanding at December 31, 2012 and June 30, 2013, respectively	219	219
Additional paid-in capital	215,226	221,968
Treasury stock, 2,240,133 and 1,804,987 shares at December 31, 2012 and June 30, 2013, respectively, at cost	(41,909)	(42,300)
Accumulated other comprehensive loss	(426)	(555)
Accumulated deficit	(72,331)	(86,348)

Total stockholders’ equity	100,779	92,984

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$292,814	$282,147

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Revenues	$43,620	$46,617	$78,473	$92,864
Cost of revenues	8,700	9,804	16,014	19,556

Gross profit	34,920	36,813	62,459	73,308
Operating expenses:
Sales and marketing	24,014	27,620	44,845	54,455
Research and development	3,303	2,725	6,959	5,723
General and administrative	10,364	9,891	22,757	22,224
Amortization of intangible assets	2,020	2,014	3,120	4,034

Total operating expenses	39,701	42,250	77,681	86,436
Loss from operations	(4,781)	(5,437)	(15,222)	(13,128)
Other income (expense):
Interest and other income (expense)	(9)	(110)	(23)	(56)
Interest expense	(56)	(31)	(100)	(80)

Total other income (expense)	(65)	(141)	(123)	(136)
Loss before provision for income taxes	(4,846)	(5,578)	(15,345)	(13,264)
Provision for income taxes	343	314	669	753

Net loss	$(5,189)	$(5,892)	$(16,014)	$(14,017)

Net loss per share:
Basic and diluted	$(0.27)	$(0.29)	$(0.83)	$(0.70)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	19,540,700	20,099,700	19,291,730	19,946,050

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(Unaudited)
	(Dollars in thousands)
Net loss	$(5,189)	$(5,892)	$(16,014)	$(14,017)
Other comprehensive income (loss), net of taxes and reclassification:
Foreign currency translation adjustment	(559)	122	(267)	(127)
Unrealized net gain (loss) on available-for-sale investments, net of taxes	5	(2)	18	(2)

Total other comprehensive income (loss), net of taxes	(554)	120	(249)	(129)

Comprehensive loss	$(5,743)	$(5,772)	$(16,263)	$(14,146)

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2013
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(16,014)	$(14,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	2,160	2,609
Amortization of intangible assets	4,741	6,132
Impairment of long-lived assets	709	—
Stock-based compensation	7,511	6,711
Stock issued for consulting services	482	—
Adjustment to fair value of accrued contingent consideration	464	3,453
Provision for doubtful accounts	272	332
Deferred income taxes	375	405
Payment of contingent consideration for business acquisition in excess of fair value on acquisition date	(494)	(4,560)
Changes in operating assets and liabilities:
Accounts receivable	4,478	7,374
Prepaid expenses and other current assets	(605)	(95)
Other assets	(5)	(403)
Accounts payable	(1,508)	1,654
Accrued compensation	(265)	(241)
Accrued expenses	1,517	(1,001)
Deferred revenue	3,536	(384)
Other liabilities	(355)	(144)

Net cash provided by operating activities	6,999	7,825
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(79,649)	—
Purchases of available-for-sale securities	(2,340)	—
Sales of available-for-sale securities	5,835	1,328
Maturities of available-for-sale securities	2,784	651
Purchases of property, equipment and software	(1,438)	(3,991)
Proceeds from disposal of assets	5	—
Software development costs	(198)	(216)

Net cash used in investing activities	(75,001)	(2,228)
Cash flows from financing activities:
Repurchases of common stock	(3,002)	(457)
Proceeds from the exercise of stock options	15	—
Payments of contingent consideration for business acquisitions	(3,112)	—
Proceeds from notes payable	—	100
Payments on notes payable and capital lease obligations	(132)	(779)

Net cash used in financing activities	(6,231)	(1,136)
Effect of exchange rate changes on cash and cash equivalents	(23)	(285)

Net increase (decrease) in cash and cash equivalents	(74,256)	4,176
Cash and cash equivalents, beginning of period	98,284	32,107

Cash and cash equivalents, end of period	$24,028	$36,283

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A redeemable convertible preferred stock in connection with acquisition	$77,490	$—
Issuance of common stock in connection with acquisition	$9,118	$—
Issuance of promissory note in connection with acquisition	$669	$—
Assets acquired under capital leases and other financing arrangements	$106	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 11, 2013.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such a determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2012 and June 30, 2013. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the three and six months ended June 30, 2012, and 2013 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2012 and June 30, 2013, the net unrealized gains or losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2013.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Impairment charges for the six months ended June 30, 2012 were $709,000. There were no impairment charges for long-lived assets for the six months ended June 30, 2013.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs its annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. The Company operates under one reporting unit, and as a result, evaluates goodwill impairment based on the fair value of the Company as a whole. Based on the results of the Company’s most recent annual assessment performed on November 1, 2012, the Company concluded that the fair value of its reporting unit exceeded its carrying amount. No events or circumstances occurred from the date of the assessment through June 30, 2013 that would impact this conclusion. During the second quarter of 2013, the Company experienced a decline in its market capitalization due to a decline in its stock price; however, the fair value of its reporting unit as well as the Company’s market capitalization continue to exceed the carrying amount of its reporting unit.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Transaction gains and losses in currencies other than the functional currency are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three and six months ended June 30, 2012 and 2013.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. Amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2013 were not material.

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

As of December 31, 2012 and June 30, 2013, the Company maintained a full valuation allowance on its U.S. and certain of its foreign deferred tax assets because management determined that it was more likely than not that it will not realize the benefits of its foreign deferred tax assets.

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

For the three and six months ended June 30, 2012 and 2013, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested shares of restricted stock and redeemable convertible preferred stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2012 and 2013, diluted earnings per share excluded the impact of 2,684,008 and 3,303,298 outstanding stock options, respectively, and 1,148,732 and 981,926 nonvested shares of restricted stock, respectively and 1,000,000 shares of Series A redeemable convertible preferred stock as the result would be anti-dilutive.

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

3. Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2012 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$11,290	$—	$—	$11,290
Certificates of deposit	1,322	—	—	1,322
Short-term investments:
Certificates of deposit	660	2	—	662
Long-term investments:
Certificates of deposit	1,322	—	—	1,322

Total	$14,594	$2	$—	$14,596

The components of cash equivalents at June 30, 2013 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$11,298	$—	$—	$11,298
Certificates of deposit	6,511	—	—	6,511

Total	$17,809	$—	$—	$17,809

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

4. Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 31, 2012 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,612	$12,612	$—	$—
Short-term investments	662	662	—	—
Long-term investments	1,322	1,322	—	—

Total assets measured at fair value	$14,596	$14,596	$—	$—

Liabilities:
Accrued expenses:
Accrued contingent consideration, current portion	$1,107	$—	$—	$1,107

Total liabilities measured at fair value	$1,107	$—	$—	$1,107

The fair value measurements of the Company’s financial assets measured on a recurring basis at June 30, 2013 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,809	$17,809	$—	$—

Total assets measured at fair value	$17,809	$17,809	$—	$—

Cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices or other readily available market information.

The Company incurred contingent consideration liabilities in connection with its acquisition of North Venture Partners, LLC (North Social) in February 2011. Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represented the fair value of the additional cash consideration payable that was contingent upon the achievement of certain financial and performance milestones through respective target dates in 2012 and 2013. For the six months ended June 30, 2012 and 2013, the additional expense of $464,000 and $3.5 million, respectively, was included in general and administrative expenses in the consolidated statements of operations. During the six months ended June 30, 2013, the fair value of the contingent consideration was adjusted based on the final earn-out calculations which were impacted by higher revenues in the first quarter of 2013 resulting from the increase in the number of North Social subscription customers due to additional marketing efforts near the conclusion of the earn-out period. The remaining liability for contingent consideration was paid in the second quarter of 2013.

The changes in the fair value of the Company’s acquisition related contingent consideration for the six months ended June 30, 2013, were as follows (in thousands):

Balance at beginning of period	$1,107
Adjustments to fair value measurements	3,453
Payments of contingent consideration	(4,560)

Balance as of end of period	$—

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows (in thousands):

Balance at beginning of period	$177,011
Effects of foreign currency translation	(85)

Balance as of end of period	$176,926

Intangible assets at December 31, 2012 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$23,221	$(7,014)	$16,207
Trade names	5.9	5,686	(4,192)	1,494
Purchased technology	3.1	13,460	(4,410)	9,050

Total		$42,367	$(15,616)	$26,751

Intangible assets at June 30, 2013 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$23,166	$(10,479)	$12,687
Trade names	5.9	5,683	(4,735)	948
Purchased technology	3.1	13,447	(6,500)	6,947

Total		$42,296	$(21,714)	$20,582

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended June 30, 2012 and 2013 was $3.1 million and $3.0 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2012 and 2013 was $4.7 million and $6.1 million, respectively. Future expected amortization of intangible assets at June 30, 2013 was as follows (in thousands):

The remainder of 2013	$5,892
2014	11,677
2015	2,318
2016	545
2017	150
2018 and thereafter	—

Total	$20,582

6. Debt

Revolving Credit Facility

On February 27, 2012, the Company established a $15.0 million revolving credit facility (Revolver) with a major lending institution which was originally available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility and has a one-year, annual renewable term and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company pays a monthly fee equal to 0.4% on any unused funds under the Revolver. As collateral for extension of this credit, the Company and certain of its subsidiaries granted security interests in favor of the institution of substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries. As of June 30, 2013, there were no outstanding borrowings, however, the, Revolver was reduced by the Company’s outstanding letters of credit of $1.2 million. As such, the Company had $13.8 million available to borrow under the Revolver.

7. Stockholders’ Equity

Preferred Stock

The Company’s Articles of Incorporation provides for 10,000,000 undesignated shares of capital stock. The Company’s Board of Directors (Board) is authorized to establish one or more classes or series from the undesignated shares, to designate each share or class or series, and to fix the relative rights and preferences of each class or series, which rights and preferences may be superior to those of any of the common shares. In February 2012, the Board designated 1,000,000 shares of the Company’s authorized preferred stock as Series A convertible preferred stock in connection with the acquisition of iContact. On February 24, 2012, the Company issued 1,000,000 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock). In May 2013, the Board designated 100,000 shares of the Company’s authorized preferred stock as Series B Junior Participating Preferred Stock (Series B Preferred Stock), however, no shares of Series B Preferred Stock are issued and outstanding.

Series A Redeemable Convertible Preferred Stock

In connection with the acquisition of iContact in February 2012, the Company issued 1,000,000 shares of Series A Preferred Stock with a deemed fair value at issuance of $77.5 million. The Company does not adjust the carrying value to the redemption amount of the convertible preferred stock as the carrying amount exceeds the redemption amount. There have been no changes to the recorded amount of the Series A Preferred Stock since the issuance of the shares.

Each share of the Series A Preferred Stock has a liquidation preference equal to the greater of $77.30 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affected the Series A Preferred Stock) or the value of the shares of common stock that would be issued in respect thereof upon conversion of such share of Series A Preferred Stock. The Series A Preferred Stock does not provide for interest and is entitled to participate in any dividends declared on the Company’s common stock on an as-converted basis. On February 24, 2017, the Company will be required to redeem each issued and outstanding share of the Series A Preferred Stock for $77.30 per share from its legally available funds, or such lesser amount of shares as it may then redeem under Delaware law. Each share of the Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder. For conversions occurring on or before February 24, 2017, each share of Series A Preferred Stock will be convertible into 3.0256 shares of common stock (subject to customary adjustments). On and after February 25, 2017, each share of the Series A Preferred Stock which has not been redeemed will be convertible into 3.3282 shares of common stock (subject to customary adjustments).

The holders of Series A Preferred Stock vote on an as-converted basis with the common stock, voting together as a single class, provided that the holders of the Series A Preferred Stock are entitled to vote separately as a class on certain matters affecting the Series A Preferred Stock. If any shares of Series A Preferred Stock are outstanding on or after February 24, 2017, the holders of the Series A Preferred Stock will have the right to vote separately as a class on additional actions by the Company related to acquisitions, redemptions, dividends, capital stock, and indebtedness. In connection with the acquisition of iContact, the Company also entered into, on February 24, 2012, an Investor Rights Agreement (Investor Rights Agreement) whereby the holders of the Series A Preferred Stock have the right to nominate a director to the Company’s Board for as long as they hold 5% or more of the Company’s issued and outstanding capital stock (which nominee shall be the Series A Director for so long as the holders of Series A Preferred Stock have the right to elect the Series A Director pursuant to the Certificate of Designation). In addition, subject to the terms and conditions of the Investor Rights Agreement, the holders of the Series A Preferred Stock shall have demand and piggyback registration rights and the right to participate in certain repurchases of common stock by the Company.

Stockholder Rights Plan

On May 13, 2013, the Board authorized and declared a dividend distribution of one preferred stock purchase right (Right) for each outstanding share of the Company’s common stock and 3.0256 Rights for each outstanding share of the Company’s Series A Convertible Preferred Stock to stockholders of record at the close of business on May 13, 2013.

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock at a price of $46.00 per one one-thousandth of a share, subject to adjustment. The definitive terms of the Rights are set forth in a Rights Agreement, dated May 13, 2013. The Rights will be exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock (subject to certain exceptions), or if a person or group announces a tender or exchange offer, resulting in beneficial ownership of 20% or more of the outstanding common stock. The Rights also will be exercisable if a person or group that already beneficially owns or has the right to acquire on May 13, 2013, 20% or more of the Company’s outstanding common stock acquires additional shares equal to 1% or more of the Company’s then outstanding common stock (except in the case of a certain stockholder who, under limited circumstances, will be permitted to beneficially own more than 20%, but less than 25%, of the Company’s outstanding common stock, subject to certain exceptions).

The Board can redeem the Rights for $0.0001 per Right at any time prior to the earlier of the occurrence of a “trigger event” or the expiration date. Additionally, prior to an acquisition of 50% or more of the Company’s common stock, the Board may direct the mandatory exchange of the Rights (other than Rights owned by the acquiring person) at an exchange ratio of one newly issued share of common stock for each right.

The Rights will expire on May 13, 2016 or 30 days after the Company’s 2014 annual meeting of stockholders if the continuation of the rights plan is not approved by the Company’s stockholders at its 2014 annual meeting, if not exercised or redeemed.

Common Stock Repurchases

The Board authorized a stock repurchase program for up to $60.0 million of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. The Company did not purchase any shares of its common stock under the stock repurchase program for the six months ended June 30, 2012 and 2013. During the six months ended June 30, 2012 and 2013, the Company repurchased 139,315 and 33,959 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $3.0 million and $457,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

8. Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Cost of revenues	$326	$322	$825	$790
Sales and marketing	973	801	2,145	1,735
Research and development	643	458	1,147	1,081
General and administration	1,565	1,440	3,394	3,105

Total	$3,507	$3,021	$7,511	$6,711

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Stock price volatility	55%	61%	58%	59%
Expected term (years)	6.0	6.4	5.7	6.1
Risk-free interest rate	1.0%	1.4%	1.1%	1.1%
Dividend yield	0%	0%	0%	0%

The summary of stock option activity for the six months ended June 30, 2013 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of June 30, 2013
				(In thousands)
Balance outstanding at January 1, 2013	2,555,943	$15.93
Granted	845,355	13.73
Exercised	—	—
Forfeited or cancelled	(98,000)	16.62

Balance outstanding at June 30, 2013	3,303,298	$15.35	7.4	$828

Options vested and expected to vest at June 30, 2013	3,191,600	$15.38	7.4	$818

Exercisable at June 30, 2013	1,464,950	$15.67	5.6	$723

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2012 and 2013 was $6.82 and $5.44, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2012 and 2013 was $7.09 and $7.46, respectively. The fair value of stock options that vested during the three months ended June 30, 2012 and 2013 was $233,000 and $712,000, respectively. The fair value of stock options that vested during the six months ended June 30, 2012 and 2013 was $3.0 million and $4.0 million, respectively. As of June 30, 2013, $13.5 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2012 was not material.

Restricted Stock Awards

The summary of restricted stock award activity for the six months ended June 30, 2013 was as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant-date Fair Value
Balance nonvested at January 1, 2013	979,790	$17.12
Awarded	569,985	13.52
Vested	(491,849)	16.45
Forfeited	(76,000)	17.65

Balance nonvested at June 30, 2013	981,926	$15.32

As of June 30, 2013, $13.2 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.6 years.

9. Commitments and Contingencies

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2013, deferred rent of $746,000 and $5.3 million is included in accrued expenses and other liabilities, respectively. As of June 30, 2013, minimum required payments in future years under these leases are $1.9 million, $4.4 million, $4.0 million, $3.7 million, $2.7 million and $10.6 million in the remainder of 2013 and in the years 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2017.

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of June 30, 2013, minimum required payments in future years under these arrangements are $3.7 million, $3.6 million, $1.9 million and $360,000 for the remainder of 2013 and in the years 2014, 2015 and 2016, respectively.

Letters of Credit

As of June 30, 2013, the Company has a total of $1.2 million in letters of credit outstanding substantially in favor of landlords for certain of our office spaces. These letters of credit expire at various dates through May 2023.

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

The Company announces material information using its investor relations website, filings with the U.S. Securities and Exchange Commission, press releases, public conference calls and webcasts. The Company also uses social media and other internet sources to communicate with its customers and the public about the Company, its services and other issues. It is possible that the information we post on social media channels and other internet sources may be deemed to be material information. Therefore, the Company encourages investors, the media, its customers and others interested in the Company to review the information that it posts on the social media channels and internet sources listed below. Any changes to the list of social media channels and internet sources that the Company may use to announce material information will be posted in the Investor Relations section of its website.

•	Vocus’ Facebook Page (https://www.facebook.com/vocus)

•	Vocus’ Twitter Feed (https://twitter.com/vocus)

•	Vocus’ LinkedIn Page (http://www.linkedin.com/company/vocus)

•	Vocus’ Google+ Page (https://plus.google.com/+vocus)

•	Vocus’ Blog (http://vocus.com/blog)

•	Our CEO, Rick Rudman’s Twitter Feed (https://twitter.com/vocuschairman)

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

As of June 30, 2013, we had 17,801 active subscription customers who purchased our products and services. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

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

Sales and Marketing. Sales and marketing expenses are our largest operating expense. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, promotional events, webinars and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues. We expect that in the remainder of 2013, sales and marketing expenses will increase in absolute dollars and slightly as a percentage of revenues.

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

Goodwill and Long-Lived Assets. Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We operate under one reporting unit, and as a result, evaluate goodwill impairment based on our fair value as a whole. Based on the results of our most recent annual assessment performed on November 1, 2012, we concluded that the fair value of our reporting unit exceeded its carrying amount. No events or circumstances occurred from the date of the assessment through June 30, 2013 that would impact this conclusion. During the second quarter of 2013, we have experienced a decline in our market capitalization due to a recent decline in our stock price; however, the fair value of our reporting unit as well as our market capitalization continue to exceed the carrying amount of our reporting unit.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the six months ended June 30, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues	100%	100%	100%	100%
Cost of revenues	20	21	20	21

Gross profit	80	79	80	79
Operating expenses:
Sales and marketing	55	59	57	59
Research and development	7	6	9	6
General and administrative	24	22	29	24
Amortization of intangible assets	5	4	4	4

Total operating expenses	91	91	99	93
Loss from operations	(11)	(12)	(19)	(14)
Other income (expense), net	—	—	—	—

Loss before provision for income taxes	(11)	(12)	(19)	(14)
Provision for income taxes	1	1	1	1

Net loss	(12)%	(13)%	(20)%	(15)%

Three Months Ended June 30, 2013 and 2012

Revenues. Revenues for the three months ended June 30, 2013 were $46.6 million, an increase of $3.0 million, or 7%, over revenues of $43.6 million for the comparable period in 2012. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 17,801 as of June 30, 2013 from 14,116 as of June 30, 2012. The increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Total deferred revenue as of June 30, 2013 was $78.5 million, representing an increase of $10.4 million, or 15%, over total deferred revenue of $68.1 million as of June 30, 2012.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2013 was $9.8 million, an increase of $1.1 million, or 13%, over cost of revenues of $8.7 million for the comparable period in 2012. The increase in cost of revenues was primarily due to an increase of $784,000 in employee related costs from additional personnel. We had 386 full-time employee equivalents in our professional and other support services group at June 30, 2013 compared to 276 full-time employee equivalents at June 30, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2013 were $27.6 million, an increase of $3.6 million, or 15%, over sales and marketing expenses of $24.0 million for the comparable period in 2012. The increase in sales and marketing was primarily due to an increase of $3.3 million in employee-related costs from additional sales personnel. We had 1,053 full-time employee equivalents in sales and marketing at June 30, 2013 compared to 650 full-time employee equivalents at June 30, 2012.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2013 were $2.7 million, a decrease of $578,000, or 17%, over research and development expenses of $3.3 million for the comparable period in 2012. The decrease in research and development was primarily due to decreases of $333,000 in employee-related costs and $185,000 in stock-based compensation primarily due to turnover in personnel as a result of the acquisition of iContact. We had 65 full-time employee equivalents in research and development at June 30, 2013 compared to 67 full-time employee equivalents at June 30, 2012.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013 were $9.9 million, a decrease of $473,000, or 5%, over general and administrative expenses of $10.4 million for the comparable period in 2012. The decrease in general and administrative expenses was primarily due to $709,000 of impairment charges incurred in the three months ended June 30, 2012 for leasehold improvements no longer used and $232,000 in expense related to the fair value adjustments of contingent consideration for our acquisition of North Social, offset by increases of $401,000 in employee-related costs and $150,000 in professional fees related to the adoption of our Shareholder Rights Plan in the second quarter of 2013. We had 123 full-time employee equivalents in our general and administrative group at June 30, 2013 compared to 94 full-time employee equivalents at June 30, 2012.

Other Income (Expense). Other expense for the three months ended June 30, 2013 was $141,000, an increase of $76,000, or 117%, compared to expense of $65,000 for the comparable period in 2012. The increase is primarily due to changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended June 30, 2013 was $314,000 compared to $343,000 for the comparable period in 2012. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

Six Months Ended June 30, 2013 and 2012

Revenues. Revenues for the six months ended June 30, 2013 were $92.9 million, an increase of $14.4 million, or 18%, over revenues of $78.5 million for the comparable period in 2012. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 17,801 as of June 30, 2013 from 14,116 as of June 30, 2012. The increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Total deferred revenue as of June 30, 2013 was $78.5 million, representing an increase of $10.4 million, or 15%, over total deferred revenue of $68.1 million as of June 30, 2012.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2013 was $19.6 million, an increase of $3.6 million, or 22%, over cost of revenues of $16.0 million for the comparable period in 2012. The increase in cost of revenues was primarily due to an increase of $2.0 million in employee related costs from additional personnel, $231,000 in third-party license and royalty fees for content, $235,000 in contracted labor costs and $476,000 in amortization of technology primarily from our acquisition of iContact. We had 386 full-time employee equivalents in our professional and other support services group at June 30, 2013 compared to 276 full-time employee equivalents at June 30, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2013 were $54.5 million, an increase of $9.7 million, or 21%, over sales and marketing expenses of $44.8 million for the comparable period in 2012. The increase in sales and marketing was primarily due to an increase of $6.8 million in employee-related costs from additional sales personnel and $2.1 million in marketing program costs, offset by $691,000 in severance for iContact personnel incurred in the six months ended June 30, 2012. We had 1,053 full-time employee equivalents in sales and marketing at June 30, 2013 compared to 650 full-time employee equivalents at June 30, 2012.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2013 were $5.7 million, a decrease of $1.3 million, or 18%, over research and development expenses of $7.0 million for the comparable period in 2012. The decrease in research and development was primarily due to a decrease of $474,000 in employee-related costs primarily due to turnover in personnel as a result of the acquisition of iContact and $637,000 of severance for iContact personnel incurred in the six months ended June 30, 2012. We had 65 full-time employee equivalents in research and development at June 30, 2013 compared to 67 full-time employee equivalents at June 30, 2012.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2013 were $22.2 million, a decrease of $533,000, or 2%, over general and administrative expenses of $22.8 million for the comparable period in 2012. The decrease in general and administrative expenses was primarily due to $2.9 million in non-recurring professional fees and transaction costs for the acquisition of iContact in the six months ended June 30, 2012, $691,000 of severance for iContact personnel incurred in the six months ended June 30, 2012, $709,000 of impairment charges incurred in the six months ended June 30, 2012 for leasehold improvements no longer used and $289,000 in stock-based compensation, offset by an increase of $3.0 million in expense in the six months ended June 30, 2013 related to the fair value of the contingent consideration for the acquisition of North Social in 2011, $603,000 in rent and facility costs relating to the expansion and relocation of certain of our offices and $397,000 in employee-related costs. We had 123 full-time employee equivalents in our general and administrative group at June 30, 2013 compared to 94 full-time employee equivalents at June 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 30, 2013 was $4.0 million, an increase of $914,000, or 29%, compared to $3.1 million for the comparable period in 2012. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisition of iContact.

Other Income (Expense). Other expense for the six months ended June 30, 2013 was $136,000, an increase of $13,000, or 11%, compared to other expense of $123,000 for the comparable period in 2012, primarily due to net changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes for the six months ended June 30, 2013 was $753,000, compared to $669,000 for the comparable period in 2012. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

Liquidity and Capital Resources

As of June 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $36.3 million and net accounts receivable totaling $22.0 million. Our cash equivalents primarily consisted of money market funds and certificates of deposit. Cash and cash equivalents held by our international operations totaled $9.9 million at June 30, 2013. Based on our business plan, we expect that cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2013 was $7.8 million, reflecting a net loss of $14.0 million, non-cash charges for depreciation and amortization of $8.7 million, stock-based compensation of $6.7 million and a net change of $7.0 million in accounts receivable and deferred revenue due to our acquisitions and growth in our subscription agreements invoiced in 2013. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013 was $2.2 million, which primarily resulted from investments in property, equipment and software of $4.2 million, offset by sales and maturities of investments of $2.0 million.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2013 was $1.1 million which primarily resulted from our purchase of 33,959 shares of our common stock at an aggregate cost of $457,000 and net payments on notes payable and capital lease obligations of $679,000.

We have various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. As of June 30, 2013, minimum required payments in future years under these leases are $1.9 million, $4.4 million, $4.0 million, $3.7 million, $2.7 million and $10.6 million in the remainder of 2013 and in the years 2014, 2015, 2016, 2017, 2018 and thereafter, respectively. As of June 30, 2013, we have a total of $1.2 million in letters of credit outstanding substantially in favor of landlords for certain of our office spaces. These letters of credit expire at various dates through May 2023.

On February 27, 2012, we established a $15.0 million revolving credit facility (Revolver) with a major lending institution which will be available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility and has a one-year term, renewable annually and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we pay a monthly fee equal to 0.4% on any unused funds under the Revolver. As collateral for extension of this credit, we granted security interests in favor of the institution of substantially all of our assets and pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries. As of June 30, 2013, the Revolver was reduced by our outstanding letters of credit of $1.2 million. As such, we had $13.8 million available to borrow under the Revolver.

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

As of June 30, 2013, $20.0 million remains available for purchases under our stock repurchase program. Although we repurchased stock during the years ended December 31, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro and Philippine peso. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. dollar. Revenues denominated in a foreign currency were approximately 10% of our total revenues for the year ended December 31, 2012 and for the six months ended June 30, 2013. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As some of our sales efforts are targeted at small business customers that are more substantively affected by economic conditions than the large and mid-sized business sectors, economic downturns may cause potential and existing small business customers to fail to purchase our solutions, which could limit our revenue in the future.

We often sell our services to small organizations, including small businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may be more likely to spend the limited funds that they have on items other than our solutions. Additionally, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, which would negatively affect demand for our solutions, increase customer attrition and adversely affect our business, revenue, financial condition and results of operations.

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

A portion of the voting power of our stock is concentrated in a limited number of stockholders, and their interests may be different from yours.

A certain portion of the voting power of our stock is concentrated in the hands of a few stockholders. As a result, if such persons act together, they may have substantial control over matters submitted to our stockholders for approval, including the election and removal of directors, changes in our capital structure, governance, stockholder approvals and the approval of any merger, consolidation or sales of all or substantially all of our assets. These stockholders may have different interests than the other holders of our stock and may make decisions that are adverse to your interests.

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

Provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our stock.

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

In addition to the above, in May 2013, the Board adopted a stockholders rights plan and declared a dividend distribution of one preferred stock purchase right (Right) for each outstanding share of the Company’s common stock and 3.0256 Rights for each outstanding share of the Company’s Series A Convertible Preferred Stock to stockholders of record at the close of business on May 13, 2013. Our rights plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire our Company and to provide our Board with adequate time to evaluate unsolicited offers. The rights plan may discourage, delay or prevent a change of control or the acquisition of a substantial amount of our common stock and may make any future unsolicited acquisition attempts more difficult. Under the rights plan:

•

each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock at a price of $46.00 per one one-thousandth of a share, subject to adjustment;

•

the Rights will be exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock (subject to certain exceptions), or if a person or group announces a tender or exchange offer, resulting in beneficial ownership of 20% or more of the outstanding common stock. The Rights also will be exercisable if a person or group that already beneficially owns or has the right to acquire 20% or more of the Company’s outstanding common stock acquires additional shares equal to 1% or more of the Company’s then outstanding common stock (except in the case of a certain stockholder who, under limited circumstances, will be permitted to beneficially own more than 20%, but less than 25%, of the Company’s outstanding common stock, subject to certain exceptions); and

•

the rights plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our Board does not believe are in our best interests and those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

Further, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

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

Sale of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30.0 million of our shares of common stock, and in August 2011 authorized up to an additional $30.0 million. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. During the three months ended June 30, 2013, we did not purchase any shares of our common stock under the program. As of June 30, 2013, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended June 30, 2013, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
April 1 – April 30
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	—	—	—	N/A
May 1 – May 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	211	$8.35	—	N/A
June 1 – June 30
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	4,070	$10.41	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30.0 million shares of our common stock. On August 18, 2011, our Board of Directors authorized us to purchase up to an additional $30.0 million shares of our common stock under the share repurchase program. There is no expiration date specified for the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

4.2	Certificate of Designation of Series B Junior Participating Preferred Stock as of May 13, 2013.(4)

4.3	Rights Agreement, dated May 13, 2013, between Vocus, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (4)

4.4	Letter Agreement, dated May 13, 2013, between Vocus, Inc. and JMI Equity Fund VI, L.P. (4)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 18, 2012.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on May 13, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer, President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and Chief Financial Officer

Date: August 2, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

4.2	Certificate of Designation of Series B Junior Participating Preferred Stock as of May 13, 2013.(4)

4.3	Rights Agreement, dated May 13, 2013, between Vocus, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (4)

4.4	Letter Agreement, dated May 13, 2013, between Vocus, Inc. and JMI Equity Fund VI, L.P. (4)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 18, 2012.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on May 13, 2013.