Form 10-Q
period 2013-09-30
Vocus, Inc.
filed 2013-11-04
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2013, 21,132,660 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2012	September 30, 2013
		(Unaudited)
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$32,107	$35,932
Short-term investments	662	—
Accounts receivable, net of allowance for doubtful accounts of $236 and $280 at December 31, 2012 and September 30, 2013, respectively	29,841	20,495
Current portion of deferred income taxes	1,478	799
Prepaid expenses and other current assets	2,933	2,484

Total current assets	67,021	59,710
Long-term investments	1,322	—
Property, equipment and software, net	20,068	21,164
Intangible assets, net	26,751	17,687
Goodwill	177,011	177,135
Other assets	641	508

Total assets	$292,814	$276,204

Current liabilities:
Accounts payable	$4,125	$5,194
Accrued compensation	5,443	5,001
Accrued expenses	12,133	7,121
Current portion of notes payable and capital lease obligations	854	151
Current portion of deferred revenue	77,098	73,687

Total current liabilities	99,653	91,154
Notes payable and capital lease obligations, net of current portion	751	1,240
Other liabilities	6,786	6,486
Deferred income taxes	5,120	5,068
Deferred revenue, net of current portion	2,235	2,416

Total liabilities	114,545	106,364
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares designated from authorized preferred stock; issued and outstanding at December 31, 2012 and September 30, 2013	77,490	77,490
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 shares designated as Series A redeemable convertible preferred stock and issued and outstanding at December 31, 2012 and September 30, 2013; no other shares issued and outstanding at December 31, 2012 and September 30, 2013	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 21,910,301 and 21,949,176 issued at December 31, 2012 and September 30, 2013, respectively; 19,670,168 and 20,179,730 shares outstanding at December 31, 2012 and September 30, 2013, respectively	219	219
Additional paid-in capital	215,226	224,951
Treasury stock, 2,240,133 and 1,769,447 shares at December 31, 2012 and September 30, 2013, respectively, at cost	(41,909)	(42,301)
Accumulated other comprehensive loss	(426)	(320)

Accumulated deficit	(72,331)	(90,199)

Total stockholders’ equity	100,779	92,350

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$292,814	$276,204

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$45,217	$46,615	$123,690	$139,479
Cost of revenues	8,932	9,301	24,946	28,857

Gross profit	36,285	37,314	98,744	110,622
Operating expenses:
Sales and marketing	25,623	27,126	70,468	81,581
Research and development	3,280	2,426	10,239	8,149
General and administrative	8,805	9,168	31,562	31,392
Amortization of intangible assets	2,016	1,928	5,136	5,962

Total operating expenses	39,724	40,648	117,405	127,084
Loss from operations	(3,439)	(3,334)	(18,661)	(16,462)
Other income (expense):
Interest and other income (expense)	(40)	(101)	(63)	(157)
Interest expense	(65)	(35)	(165)	(115)

Total other income (expense)	(105)	(136)	(228)	(272)
Loss before provision for income taxes	(3,544)	(3,470)	(18,889)	(16,734)
Provision for income taxes	301	381	970	1,134

Net loss	$(3,845)	$(3,851)	$(19,859)	$(17,868)

Net loss per share:
Basic and diluted	$(0. 20)	$(0.19)	$(1.02)	$(0.89)

Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	19,570,459	20,151,494	19,385,318	20,015,284

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Unaudited)
	(Dollars in thousands)
Net loss	$(3,845)	$(3,851)	$(19,859)	$(17,868)
Other comprehensive income (loss), net of taxes and reclassifications:
Foreign currency translation adjustment	158	235	(109)	108
Unrealized net gain (loss) on available-for-sale investments, net of taxes	10	—	28	(2)

Total other comprehensive income (loss), net of taxes and reclassifications	168	235	(81)	106

Comprehensive loss	$(3,677)	$(3,616)	$(19,940)	$(17,762)

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2013
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(19,859)	$(17,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	3,764	4,054
Amortization of intangible assets	7,870	9,107
Impairment of long-lived assets	709	—
Stock-based compensation	11,083	9,592
Stock issued for consulting services	482	—
Adjustment to fair value of accrued contingent consideration	696	3,453
Provision for doubtful accounts	313	460
Deferred income taxes	545	611
Payment of contingent consideration for business acquisition in excess of fair value on acquisition date	(494)	(4,560)
Changes in operating assets and liabilities:
Accounts receivable	4,456	8,885
Prepaid expenses and other current assets	(500)	495
Other assets	(131)	(262)
Accounts payable	(1,270)	1,070
Accrued compensation	(689)	(456)
Accrued expenses	1,351	(3,563)
Deferred revenue	3,273	(3,312)
Other liabilities	(376)	(236)

Net cash provided by operating activities	11,223	7,470
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(79,801)	—
Purchases of available-for-sale securities	(2,340)	—
Sales of available-for-sale securities	5,835	1,328
Maturities of available-for-sale securities	3,813	651
Purchases of property, equipment and software	(2,732)	(4,751)
Proceeds from disposal of assets	5	—
Software development costs	(198)	(478)

Net cash used in investing activities	(75,418)	(3,250)
Cash flows from financing activities:
Repurchases of common stock	(3,058)	(458)
Proceeds from the exercise of stock options	59	84
Payments of contingent consideration for business acquisitions	(3,112)	—
Proceeds from notes payable	—	600
Payments on notes payable and capital lease obligations	(168)	(814)

Net cash used in financing activities	(6,279)	(588)
Effect of exchange rate changes on cash and cash equivalents	160	193

Net increase (decrease) in cash and cash equivalents	(70,314)	3,825
Cash and cash equivalents, beginning of period	98,284	32,107

Cash and cash equivalents, end of period	$27,970	$35,932

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A redeemable convertible preferred stock in connection with acquisition	$77,490	$—
Issuance of common stock in connection with acquisition	$9,118	$—
Issuance of promissory note in connection with acquisition	$669	$—
Assets acquired under capital leases and other financing arrangements	$106	$—

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 11, 2013.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such a determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2012. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the three and nine months ended September 30, 2012, and 2013 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2012, the net unrealized gains or losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the nine months ended September 30, 2012 were $709,000. There were no impairment charges for long-lived assets for the nine months ended September 30, 2013.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs its annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. The Company operates under one reporting unit, and as a result, evaluates goodwill impairment based on the fair value of the Company as a whole. The Company did not record any impairment charges for goodwill during the nine months ended September 30, 2013 and 2012.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Transaction gains and losses in currencies other than the functional currency are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three and nine months ended September 30, 2012 and 2013.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. Amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2013 were not material.

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

The Company established vendor-specific objective evidence (VSOE) of the fair value for the selling price for certain of its news distribution services as the selling price for a substantial majority of stand-alone sales fall within a narrow range around the median selling price. The Company determined third-party evidence (TPE) of selling price is not available for any of its services due to differences in the features and functionality compared to competitors’ products. Therefore, the Company uses its estimated selling prices (ESP) for the remaining deliverables by analyzing multiple factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

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

As of December 31, 2012 and September 30, 2013, the Company maintained a full valuation allowance on its U.S. and certain of its foreign deferred tax assets because management determined that it was more likely than not that it will not realize the benefits of its U.S. and certain of its foreign deferred tax assets.

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

For the three and nine months ended September 30, 2012 and 2013, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested shares of restricted stock and redeemable convertible preferred stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2012 and 2013, diluted earnings per share excluded the impact of 2,669,373 and 3,306,798 outstanding stock options, respectively, and 1,111,991 and 952,930 nonvested shares of restricted stock, respectively and 1,000,000 shares of Series A redeemable convertible preferred stock as the result would be anti-dilutive.

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

3.	Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2012 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$11,290	$—	$—	$11,290
Certificates of deposit	1,322	—	—	1,322
Short-term investments:
Certificates of deposit	660	2	—	662
Long-term investments:
Certificates of deposit	1,322	—	—	1,322

Total	$14,594	$2	$—	$14,596

The components of cash equivalents at September 30, 2013 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$5,300	$—	$—	$5,300
Certificates of deposit	6,759	—	—	6,759

Total	$12,059	$—	$—	$12,059

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

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 31, 2012 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,612	$12,612	$—	$—
Short-term investments	662	662	—	—
Long-term investments	1,322	1,322	—	—

Total assets measured at fair value	$14,596	$14,596	$—	$—

Liabilities:
Accrued expenses:
Accrued contingent consideration, current portion	$1,107	$—	$—	$1,107

Total liabilities measured at fair value	$1,107	$—	$—	$1,107

The fair value measurements of the Company’s financial assets measured on a recurring basis at September 30, 2013 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,059	$12,059	$—	$—

Total assets measured at fair value	$12,059	$12,059	$—	$—

Cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices or other readily available market information.

The Company incurred contingent consideration liabilities in connection with its acquisition of North Venture Partners, LLC (North Social) in February 2011. Contingent consideration liabilities are classified as Level 3 of the fair value hierarchy since they are valued using unobservable inputs. The contingent consideration liability represented the fair value of the additional cash consideration payable that was contingent upon the achievement of certain financial and performance milestones through respective target dates in 2012 and 2013. For the nine months ended September 30, 2012 and 2013, the additional expense of $696,000 and $3.5 million, respectively, was included in general and administrative expenses in the consolidated statements of operations. During the nine months ended September 30, 2013, the fair value of the contingent consideration was adjusted based on the final earn-out calculations which were impacted by higher revenues in the first quarter of 2013 resulting from the increase in the number of North Social subscription customers due to additional marketing efforts near the conclusion of the earn-out period. The remaining liability for contingent consideration was paid in the second quarter of 2013.

The changes in the fair value of the Company’s acquisition related contingent consideration for the nine months ended September 30, 2013, were as follows (in thousands):

Balance at beginning of period	$1,107
Adjustments to fair value measurements	3,453
Payments of contingent consideration	(4,560)

Balance as of end of period	$—

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows (in thousands):

Balance at beginning of period	$177,011
Effects of foreign currency translation	124

Balance as of end of period	$177,135

Intangible assets at December 31, 2012 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$23,221	$(7,014)	$16,207
Trade names	5.9	5,686	(4,192)	1,494
Purchased technology	3.1	13,460	(4,410)	9,050

Total		$42,367	$(15,616)	$26,751

Intangible assets at September 30, 2013 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$23,297	$(12,286)	$11,011
Trade names	5.9	5,690	(4,924)	766
Purchased technology	3.1	13,478	(7,568)	5,910

Total		$42,465	$(24,778)	$17,687

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended September 30, 2012 and 2013 was $3.1 million and $3.0 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2012 and 2013 was $7.9 million and $9.1 million, respectively. Future expected amortization of intangible assets at September 30, 2013 was as follows (in thousands):

The remainder of 2013	$2,926
2014	11,704
2015	2,339
2016	563
2017	155
2018 and thereafter	—

Total	$17,687

6.	Debt

Revolving Credit Facility

On February 27, 2012, the Company established a $15.0 million revolving credit facility (Revolver) with a major lending institution which was originally available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company pays a monthly fee equal to 0.4% on any unused funds under the Revolver. As collateral for extension of this credit, the Company and certain of its subsidiaries granted security interests in favor of the institution of substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries. As of September 30, 2013, there were no outstanding borrowings, however, the Revolver was reduced by the Company’s outstanding letters of credit of $1.3 million. As such, the Company had $13.7 million available to borrow under the Revolver.

Term Loans

During the nine months ended September 30, 2013, the Company entered into loan agreements with the State of Maryland and Prince George’s County totaling $600,000 with terms ending December 31, 2020 and December 31, 2016, respectively. The proceeds of the loans were used in the expansion of its corporate headquarters in Beltsville, Maryland. The borrowings bear interest at 3.0%. The conditions of the loans stipulate that principal and related accrued interest be forgiven if specified employment levels are achieved and maintained and the Company maintains the Beltsville, Maryland location as the corporate headquarters through the end of the loans. As of September 30, 2013, the Company has met the conditions of the loans, however, the conditions are required to be met throughout the term of the loan and, as such, the loan is recorded as a long-term liability. The outstanding balance of these loans is included in notes payable and capital lease obligations, net of current portion.

7.	Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes 10,000,000 undesignated shares of preferred stock. The Company’s Board of Directors (Board) is authorized to establish one or more classes or series from the undesignated shares, to designate each share or class or series, and to fix the relative rights and preferences of each class or series, which rights and preferences may be superior to those of any of the common shares. In February 2012, the Board designated 1,000,000 shares of the Company’s authorized preferred stock as Series A convertible preferred stock in connection with the acquisition of iContact. On February 24, 2012, the Company issued 1,000,000 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock). In May 2013, the Board designated 100,000 shares of the Company’s authorized preferred stock as Series B Junior Participating Preferred Stock (Series B Preferred Stock), however, no shares of Series B Preferred Stock are issued and outstanding.

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

The holders of Series A Preferred Stock vote on an as-converted basis with the common stock, voting together as a single class, provided that the holders of the Series A Preferred Stock are entitled to vote separately as a class on certain matters affecting the Series A Preferred Stock. If any shares of Series A Preferred Stock are outstanding on or after February 24, 2017, the holders of the Series A Preferred Stock will have the right to vote separately as a class on additional actions by the Company related to acquisitions, redemptions, dividends, capital stock, and indebtedness. In addition, for so long as the outstanding shares of Series A Preferred Stock continue to represent at least 5% of the total outstanding shares of the Company’s common stock, calculated assuming the conversion of all outstanding shares of Series A Preferred Stock into shares of common stock, the holders of the Series A Preferred Stock, voting as a separate class, will have the exclusive right to elect one director to the Company’s Board of Directors (Series A Director).

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

Each Right entitles registered holders to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock at a price of $46.00 per one one-thousandth of a share, subject to adjustment. The definitive terms of the Rights are set forth in a Rights Agreement, dated May 13, 2013. The Rights will be exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock (subject to certain exceptions), or if a person or group announces a tender or exchange offer, resulting in beneficial ownership of 20% or more of the outstanding common stock. The Rights also will be exercisable if a person or group that already beneficially owns or has the right to acquire on May 13, 2013, 20% or more of the Company’s outstanding common stock acquires additional shares equal to 1% or more of the Company’s then outstanding common stock (except in the case of a certain stockholder who, under limited circumstances, is permitted to beneficially own more than 20%, but less than 25%, of the Company’s outstanding common stock, subject to certain exceptions).

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

Common Stock Repurchases

The Board authorized a stock repurchase program for up to $60.0 million of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. The Company did not purchase any shares of its common stock under the stock repurchase program for the nine months ended September 30, 2012 and 2013. During the nine months ended September 30, 2012 and 2013, the Company repurchased 142,191 and 34,040 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $3.1 million and $458,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

8.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Cost of revenues	$343	$296	$1,168	$1,086
Sales and marketing	994	738	3,139	2,473
Research and development	712	409	1,859	1,490
General and administration	1,523	1,438	4,917	4,543

Total	$3,572	$2,881	$11,083	$9,592

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Stock price volatility	59%	60%	60%	59%
Expected term (years)	6.0	6.5	5.7	6.1
Risk-free interest rate	0.8%	1.8%	1.1%	1.2%
Dividend yield	0%	0%	0%	0%

The summary of stock option activity for the nine months ended September 30, 2013 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of September 30, 2013
				(In thousands)

Balance outstanding at January 1, 2013	2,555,943	$15.93
Granted	926,355	13.39
Exercised	(11,250)	7.59
Forfeited or cancelled	(164,250)	15.92

Balance outstanding at September 30, 2013	3,306,798	$15.25	7.3	$220

Options vested and expected to vest at September 30, 2013	3,208,638	$15.28	7.2	$217

Exercisable at September 30, 2013	1,445,637	$15.72	5.35	$203

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2012 and 2013 was $10.64 and $5.73, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2012 and 2013 was $7.33 and $7.31, respectively. The fair value of stock options that vested during the three months ended September 30, 2012 and 2013 was $155,000 and $119,000, respectively. The fair value of stock options that vested during the nine months ended September 30, 2012 and 2013 was $3.1 million and $4.1 million, respectively. As of September 30, 2013, $12.3 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.7 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2013 was not material.

Restricted Stock Awards

The summary of restricted stock award activity for the nine months ended September 30, 2013 was as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant-date Fair Value
Balance nonvested at January 1, 2013	979,790	$17.12
Awarded	602,985	13.33
Vested	(527,470)	16.24
Forfeited	(102,375)	17.18

Balance nonvested at September 30, 2013	952,930	$15.21

As of September 30, 2013, $11.6 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.6 years.

9.	Commitments and Contingencies

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2013, deferred rent of $799,000 and $5.2 million is included in accrued expenses and other liabilities, respectively. As of September 30, 2013, minimum required payments in future years under these leases are $968,000, $4.5 million, $4.0 million, $3.7 million, $2.7 million and $10.6 million in the remainder of 2013 and in the years 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively.

The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2017.

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of September 30, 2013, minimum required payments in future years under these arrangements are $2.5 million, $4.4 million, $1.9 million and $464,000 for the remainder of 2013 and in the years 2014, 2015 and 2016, respectively.

Letters of Credit

As of September 30, 2013, the Company had a total of $1.3 million in letters of credit outstanding substantially in favor of landlords for certain of its office spaces. These letters of credit expire at various dates through May 2023.

Litigation and Claims

The Company from time to time is subject to lawsuits, investigations and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, intellectual property, government regulation and employment matters. The Company is not currently subject to any material legal proceedings that, in its opinion, would have a material effect on the financial position, results of operations or cash flows of the Company.

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

As of September 30, 2013, we had 17,484 active subscription customers who purchased our products and services. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

We plan to continue to expand our cloud marketing software, introduce new pricing and packaging, expand and increase the efficiency of our direct sales force, expand our domestic selling and marketing activities, enhance our operational and financial systems and increase alternate channel distribution.

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

We established vendor-specific objective evidence (VSOE) of selling price for certain of our news distribution services as the selling price for a substantial majority of stand-alone sales falls within a narrow range around the median selling price. We determined third-party evidence (TPE) of selling price is not available for any of our services due to differences in the features and functionality compared to competitors’ products. Therefore, we use the estimated selling prices (ESP) for the remaining deliverables by analyzing multiple factors such as historical pricing trends, discounting practices, gross margin objectives and other market conditions.

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

Goodwill and Long-Lived Assets. Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We operate under one reporting unit, and as a result, evaluate goodwill impairment based on our fair value as a whole. We did not record any impairment charges for goodwill during the nine months ended September 30, 2013 and 2012.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the nine months ended September 30, 2013.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2013	2012	2013
Revenues	100%	100%	100%	100%
Cost of revenues	20	20	20	21

Gross profit	80	80	80	79
Operating expenses:
Sales and marketing	57	58	57	58
Research and development	7	5	8	6
General and administrative	20	20	26	23
Amortization of intangible assets	4	4	4	4

Total operating expenses	88	87	95	91
Loss from operations	(8)	(7)	(15)	(12)
Other income (expense), net	—	—	—	—

Loss before provision for income taxes	(8)	(7)	(15)	(12)
Provision for income taxes	1	1	1	1

Net loss	(9)%	(8)%	(16)%	(13)%

Three Months Ended September 30, 2013 and 2012

Revenues. Revenues for the three months ended September 30, 2013 were $46.6 million, an increase of $1.4 million, or 3%, over revenues of $45.2 million for the comparable period in 2012. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 17,484 as of September 30, 2013 from 15,131 as of September 30, 2012. The increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Total deferred revenue as of September 30, 2013 was $76.1 million, representing an increase of $8.0 million, or 12%, over total deferred revenue of $68.1 million as of September 30, 2012.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2013 was $9.3 million, an increase of $369,000, or 4%, over cost of revenues of $8.9 million for the comparable period in 2012. The increase in cost of revenues was primarily due to an increase of $818,000 in employee-related costs from additional personnel offset by a decrease of $389,000 in contracted labor costs. We had 381 full-time employee equivalents in our professional and other support services group at September 30, 2013 compared to 266 full-time employee equivalents at September 30, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2013 were $27.1 million, an increase of $1.5 million, or 6%, over sales and marketing expenses of $25.6 million for the comparable period in 2012. The increase in sales and marketing was primarily due to an increase of $3.2 million in employee-related costs from additional sales personnel offset by decreases of $1.6 million in marketing program costs and $256,000 in stock-based compensation. We had 968 full-time employee equivalents in sales and marketing at September 30, 2013 compared to 734 full-time employee equivalents at September 30, 2012.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2013 were $2.4 million, a decrease of $854,000, or 26%, from research and development expenses of $3.3 million for the comparable period in 2012. The decrease in research and development was primarily due to decreases of $141,000 in employee-related costs and $303,000 in stock-based compensation primarily due to turnover in personnel as a result of the acquisition of iContact. For the three months ended September 30, 2013, we capitalized $280,000 of employee-related costs for internally developed software. For the three months ended September 30, 2012, we did not capitalize any employee-related costs for internally developed software. We had 64 full-time employee equivalents in research and development at September 30, 2013 compared to 69 full-time employee equivalents at September 30, 2012.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2013 were $9.2 million, an increase of $363,000, or 4%, over general and administrative expenses of $8.8 million for the comparable period in 2012. The increase in general and administrative expenses was primarily due to increases of $386,000 in employee-related costs and $119,000 in rent and facility costs relating to the expansion and relocation of certain of our offices, offset by a decrease of $232,000 in expense related to the fair value adjustments of contingent consideration for the acquisition of North Social recorded in the three months ended September 30, 2012. We had 117 full-time employee equivalents in our general and administrative group at September 30, 2013 compared to 92 full-time employee equivalents at September 30, 2012.

Other Income (Expense). Other expense for the three months ended September 30, 2013 was $136,000, an increase of $31,000, or 30%, compared to expense of $105,000 for the comparable period in 2012. The increase is primarily due to changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended September 30, 2013 was $381,000 compared to $301,000 for the comparable period in 2012. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

Nine Months Ended September 30, 2013 and 2012

Revenues. Revenues for the nine months ended September 30, 2013 were $139.5 million, an increase of $15.8 million, or 13%, over revenues of $123.7 million for the comparable period in 2012. The increase in revenues was primarily due to the increase in the number of total active subscription customers to 17,484 as of September 30, 2013 from 15,131 as of September 30, 2012. The increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Total deferred revenue as of September 30, 2013 was $76.1 million, representing an increase of $8.0 million, or 12%, over total deferred revenue of $68.1 million as of September 30, 2012.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2013 was $28.9 million, an increase of $4.0 million, or 16%, over cost of revenues of $24.9 million for the comparable period in 2012. The increase in cost of revenues was primarily due to increases of $2.8 million in employee-related costs from additional personnel, $353,000 in equipment maintenance and software support costs and $411,000 in amortization of technology primarily from our acquisition of iContact. We had 381 full-time employee equivalents in our professional and other support services group at September 30, 2013 compared to 266 full-time employee equivalents at September 30, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2013 were $81.6 million, an increase of $11.1 million, or 16%, over sales and marketing expenses of $70.5 million for the comparable period in 2012. The increase in sales and marketing was primarily due to an increase of $10.0 million in employee-related costs from additional sales personnel. We had 968 full-time employee equivalents in sales and marketing at September 30, 2013 compared to 734 full-time employee equivalents at September 30, 2012.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2013 were $8.1 million, a decrease of $2.1 million, or 20%, from research and development expenses of $10.2 million for the comparable period in 2012. The decrease in research and development was primarily due to decreases of $615,000 in employee-related costs primarily due to turnover in personnel as a result of the acquisition of iContact, $637,000 of severance for iContact personnel incurred in the nine months ended September 30, 2012 and $369,000 in stock-based compensation. For the nine months ended September 30, 2013, we capitalized $527,000 of employee-related costs for internally developed software. For the nine months ended September 30, 2012, we did not capitalize any employee-related costs for internally developed software. We had 64 full-time employee equivalents in research and development at September 30, 2013 compared to 69 full-time employee equivalents at September 30, 2012.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2013 were $31.4 million, a decrease of $170,000, or 1%, over general and administrative expenses of $31.6 million for the comparable period in 2012. The decrease in general and administrative expenses was primarily due to charges incurred in the nine months ended September 30, 2012 of $2.9 million in non-recurring professional fees and transaction costs for the acquisition of iContact, $691,000 of severance for iContact personnel and $709,000 of impairment charges for leasehold improvements no longer used. There was an additional decrease of $374,000 in stock-based compensation. These decreases were offset by increases of $2.8 million in expense in the nine months ended September 30, 2013 related to the fair value of the contingent consideration for the acquisition of North Social, $716,000 in rent and facility costs relating to the expansion and relocation of certain of our offices, $783,000 in employee-related costs due to additional personnel and $300,000 in professional fees. We had 117 full-time employee equivalents in our general and administrative group at September 30, 2013 compared to 92 full-time employee equivalents at September 30, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2013 was $6.0 million, an increase of $826,000, or 16%, compared to $5.1 million for the comparable period in 2012. The increase in amortization expense is primarily attributable to the intangible assets related to the acquisition of iContact.

Other Income (Expense). Other expense for the nine months ended September 30, 2013 was $272,000, an increase of $44,000, or 19%, compared to other expense of $228,000 for the comparable period in 2012, primarily due to net changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision (Benefit) for Income Taxes. The provision for income taxes for the nine months ended September 30, 2013 was $1.1 million, compared to $970,000 for the comparable period in 2012. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

Liquidity and Capital Resources

As of September 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $35.9 million and net accounts receivable totaling $20.5 million. Our cash equivalents primarily consisted of money market funds and certificates of deposit. Cash and cash equivalents held by our international operations totaled $10.1 million at September 30, 2013. Based on our business plan, we expect that cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2013 was $7.5 million, reflecting a net loss of $17.9 million, non-cash charges for depreciation and amortization of $13.2 million, stock-based compensation of $9.6 million and a net change of $5.6 million in accounts receivable and deferred revenue due to our acquisitions and growth in our subscription agreements invoiced in 2013. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2013 was $3.2 million, which primarily resulted from investments in property, equipment and software of $5.2 million, offset by sales and maturities of investments of $2.0 million.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2013 was $588,000 which primarily resulted from proceeds from our purchase of 34,040 shares of our common stock at an aggregate cost of $458,000 and payments on notes payable and capital lease obligations of $814,000, offset by proceeds from notes payable of $600,000.

We have various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. As of September 30, 2013, minimum required payments in future years under these leases are $968,000, $4.5 million, $4.0 million, $3.7 million, $2.7 million and $10.6 million in the remainder of 2013 and in the years 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively. As of September 30, 2013, we have a total of $1.3 million in letters of credit outstanding substantially in favor of landlords for certain of our office spaces. These letters of credit expire at various dates through May 2023.

On February 27, 2012, we established a $15.0 million revolving credit facility (Revolver) with a major lending institution which was available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we pay a monthly fee equal to 0.4% on any unused funds under the Revolver. As collateral for extension of this credit, we granted security interests in favor of the institution of substantially all of our assets and pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries. As of September 30, 2013, the Revolver was reduced by our outstanding letters of credit of $1.3 million. As such, we had $13.7 million available to borrow under the Revolver.

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

As of September 30, 2013, $20.0 million remains available for purchases under our stock repurchase program. Although we repurchased stock during the years ended December 31, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro and Philippine peso. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. dollar. Revenues denominated in a foreign currency were approximately 10% of our total revenues for the year ended December 31, 2012 and for the nine months ended September 30, 2013. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section:

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in our target market;

•	changes in the volume and mix of our solutions sold in a particular quarter;

•	seasonality of our business cycle, given that our subscription volumes are normally lowest in the first quarter and highest in the fourth quarter;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	the discontinuance of existing products by us or our competitors;

•	costs associated with acquisitions of technologies and businesses;

•	the rate of expansion and productivity of our sales force;

•	changes in our pricing policies or those of our competitors;

•	changes in the payment terms for our products and services;

•	the amount and timing of non-recurring charges or expenditures related to expanding or discontinuing our operations;

•	changes in accounting policies or the adoption of new accounting standards;

•	our policy of expensing sales commissions at the time our customers are invoiced for a subscription agreement, while the majority of such revenue is recognized ratably over future periods;

•	changes in the estimates and assumptions used to determine the fair value of contingent consideration associated with our acquisitions;

•	fluctuations in our effective tax rate including changes in the mix of earnings in the various jurisdictions in which we operate, the valuation of deferred tax assets and liabilities and the deductibility of certain expenses and changes in uncertain tax positions;

•	foreign currency exchange rates;

•	the timing of customer payments and payment defaults by customers;

•	the purchasing and budgeting cycles of our customers; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

The market for cloud-based software specifically designed for marketing is relatively new and emerging, making our business and future prospects difficult to evaluate. We have three distinct types of customers: small business owners, marketing professionals and PR professionals. These professionals work at companies of all sizes with PR professionals generally concentrated in large and mid-sized organizations and marketing professionals and small business owners generally concentrated in small and mid-sized organizations. Many large and mid-sized companies have often invested substantial personnel and financial resources in their PR departments, and may be reluctant or unwilling to migrate to cloud-based software and services specifically designed to address the marketing market. Many small businesses may have a single individual fulfilling multiple roles for marketing, if they have any marketing resource at all. Our success will depend to a substantial extent on the willingness of companies of every size to increase their use of or begin using cloud-based solutions in general and for cloud marketing software and services in particular. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market of cloud marketing solutions. These challenges, risks and difficulties include the following:

•	generating sufficient revenue to attain or, if attained, maintain profitability;

•	managing growth in our operations;

•	managing the risks associated with developing new services and modules and discontinuing existing products and services;

•	attracting and retaining customers; and

•	attracting and retaining key personnel.

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

Our business continues to evolve, expanding into new markets and new service areas, and is therefore subject to additional risk and uncertainty. For example, in 2008 we began offering solutions specifically for small businesses, in June 2010, we began providing social media monitoring services to our customers, in October 2011 we began offering a marketing suite targeted at small to mid-sized businesses, and in February 2012, we acquired iContact Corporation (iContact) which provides email marketing services. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of our cloud marketing suite.

As some of our sales efforts are targeted at small business customers that are more substantively affected by economic conditions than the large and mid-sized business sectors, economic downturns may cause potential and existing small business customers to fail to purchase our solutions, or renew existing subscriptions, which could limit our revenue in the future.

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

We may dispose of or discontinue existing products and services, which may adversely affect our business, financial condition and results of operations.

We continually evaluate our various products and services in order to determine whether any should be discontinued or, to the extent possible, divested. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right products or services to dispose of or discontinue, or that our decision to dispose of or discontinue various investments, products or services is prudent. There are no assurances that the discontinuance of various products or services will reduce our operating expenses or will not cause us to incur material charges associated with such decision. The disposal or discontinuance of existing solutions presents various risks, including, but not limited to the inability to find a purchaser for a product or service or the purchase price obtained will not be equal to at least the book value of the net assets for the product or service, managing the expectations of, and maintaining good relations with, our customers who previously purchased discontinued solutions, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of solutions, including, but not limited to employee severance costs and excess facilities costs, all of which could have an adverse effect on our business, financial condition and results of operations.

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

On February 24, 2017, we will be required to redeem each issued and outstanding share of Series A convertible preferred stock for $77.30 per share from our legally available funds, or such lesser amount of shares as we may then redeem under Delaware law. The shares of preferred stock vote on an as-converted basis with the common stock, voting together as a single class, provided that the holders of the preferred stock shall vote separately as a class on certain matters affecting the preferred stock. If any shares of preferred stock are outstanding on or after February 24, 2017, the holders of the preferred stock will have the right to vote separately as a class on additional actions by Vocus related to acquisitions, redemptions, dividends, capital stock, and indebtedness. In addition, for so long as the outstanding shares of Series A convertible preferred stock continue to represent at least 5% of the total outstanding shares of our common stock, calculated assuming the conversion of all outstanding shares of Series A convertible preferred stock into shares of common stock, the holders of the Series A convertible preferred stock, voting as a separate class, will have the exclusive right to elect one director to our board of directors (the Series A Director). Furthermore, pursuant to an Investor Rights Agreement with JMI Equity, the holders of the preferred stock have the right to nominate a director to the board of directors for as long as they hold 5% or more of our issued and outstanding capital stock (which nominee shall be the Series A Director for so long as the holders of preferred stock have the right to elect the Series A Director). These provisions, as well as other terms of the Series A convertible preferred stock, may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	seasonality of our business cycle;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the cloud-based software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	threatened or actual litigation;

•	material announcements by us or our competitors including new product or service introductions, changes in business strategy and financial estimates and acquisitions or divestitures of businesses, products, technologies or services;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	any major change in our board of directors or management;

•	economic conditions including a slowdown in economic growth and uncertainty in equity and credit markets; and

•	general political conditions such as acts of war or terrorism.

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

In addition to the above, in May 2013, the Board adopted a stockholders rights plan and declared a dividend distribution of one preferred stock purchase right (Right) for each outstanding share of the Company’s common stock and 3.0256 Rights for each outstanding share of the Company’s Series A Convertible Preferred Stock to stockholders of record at the close of business on May 13, 2013. Our rights plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire our Company and to provide our Board with adequate time to evaluate unsolicited offers. The rights plan may discourage, delay or prevent a change of control or the acquisition of a substantial amount of our common stock and may make any future unsolicited acquisition attempts more difficult. Under the rights plan:

•	each Right entitles registered holders to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock at a price of $46.00 per one one-thousandth of a share, subject to adjustment;

•	the Rights will be exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock (subject to certain exceptions), or if a person or group announces a tender or exchange offer, resulting in beneficial ownership of 20% or more of the outstanding common stock. The Rights also will be exercisable if a person or group that already beneficially owns or has the right to acquire 20% or more of the Company’s outstanding common stock acquires additional shares equal to 1% or more of the Company’s then outstanding common stock (except in the case of a certain stockholder who, under limited circumstances, is permitted to beneficially own more than 20%, but less than 25%, of the Company’s outstanding common stock, subject to certain exceptions); and

•	the rights plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our Board does not believe are in our best interests and those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

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

Sale of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30.0 million of our shares of common stock, and in August 2011 authorized up to an additional $30.0 million. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. During the three months ended September 30, 2013, we did not purchase any shares of our common stock under the program. As of September 30, 2013, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended September 30, 2013, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
July 1 – July 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	—	—	—	N/A
August 1 – 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	—	—	—	N/A
September 1 - 30
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	81	$9.65	—	N/A

(1)	All shares were purchased though our publicly announced share repurchase program. On November 25, 2008, our Board of Directors authorized us to purchase up to $30.0 million shares of our common stock. On August 18, 2011, our Board of Directors authorized us to purchase up to an additional $30.0 million shares of our common stock under the share repurchase program. There is no expiration date specified for the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Second Amended and Restated Bylaws.(2)

3.3	Amendment to Second Amended and Restated Bylaws.(5)

4.1	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

4.2	Certificate of Designation of Series B Junior Participating Preferred Stock as of May 13, 2013.(4)

4.3	Rights Agreement, dated May 13, 2013, between Vocus, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (4)

4.4	Letter Agreement, dated May 13, 2013, between Vocus, Inc. and JMI Equity Fund VI, L.P. (4)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 18, 2012.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on May 13, 2013.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on August 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer, President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and Chief Financial Officer

Date: November 4, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Second Amended and Restated Bylaws.(2)

3.3	Amendment to Second Amended and Restated Bylaws.(5)

4.1	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

4.2	Certificate of Designation of Series B Junior Participating Preferred Stock as of May 13, 2013.(4)

4.3	Rights Agreement, dated May 13, 2013, between Vocus, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (4)

4.4	Letter Agreement, dated May 13, 2013, between Vocus, Inc. and JMI Equity Fund VI, L.P. (4)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 18, 2012.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on May 13, 2013.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on August 30, 2013.