Form 10-K
period 2013-12-31
Vocus, Inc.
filed 2014-03-07
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51644

VOCUS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1806705
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12051 Indian Creek Court

Beltsville, Maryland 20705

(301) 459-2590

(Address including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Global Market
(Title of Class)	(Names of Each Exchange on which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant (19,699,395 shares) based on the $10.52 closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2013, was approximately $207,237,635. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2014, there were 21,621,817 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a leading provider of cloud-based marketing and public relations software that enables companies to acquire and retain customers. We offer products and services to help customers attract and engage prospects, capture and keep customers and measure and improve marketing effectiveness.

Our cloud solutions address key areas of digital marketing and public relations, including social media marketing, search marketing and news distribution, email marketing and publicity. Our software is designed for marketers to attract customers through search engines, increase and engage their followers on social networks such as Facebook, LinkedIn and Twitter, communicate with prospects and customers via email and generate and track visibility in traditional and online media. Our buyers primarily consist of marketing and public relations professionals that share a common goal of marketing.

Our sales organization is focused on adding new customers, renewing customer subscriptions and expanding relationships with existing customers. We believe that we have one of the largest sales organizations devoted to selling cloud marketing and public relations solutions in the U.S. and Europe. Most of our sales teams sell primarily over the telephone and Internet, but our large market sales team travels onsite to meet with larger organizations. In addition to new business sales teams, we have sales representatives focused on account management, including renewal and add-on sales to existing customers.

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

A new buying process has emerged that takes place prior to engaging with a vendor, and it is taking place online and on social networks, centered on research, references and trusted sources. Internet search engines are replacing yellow pages, local newspapers and television as a primary source for finding vendors, and social networks are now the most popular online activity, with nearly four out of five Internet users visiting social network sites. We believe the traditional seller-driven approach that has been a cornerstone of marketing for the last fifty years is steadily losing effectiveness due to these new buying patterns. As company-led direct marketing continues to become less effective, organizations are increasingly relying on new digital marketing channels to attract, engage and retain customers. These new channels include social media marketing, search marketing and news distribution, email marketing and publicity, which generate online information, referrals and recommendations that influence buying behavior. Marketing has evolved, and in order to succeed in today’s world, marketers must leverage new digital marketing channels to ensure they are working together to generate brand awareness, demand and revenue.

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

Our Solutions

Our cloud marketing and public relations suites address the critical functions of digital marketing including social media marketing, search marketing and news distribution, email marketing and publicity.

We provide easy-to-use suites to small and mid-sized businesses to help them acquire and retain customers online, across social networks and through the media. For larger organizations, we also provide an in-depth workflow that helps manage publicity campaigns and media relations activities. The key benefits of our solutions include:

Integrated marketing across multiple channels. Our solutions help attract, engage and retain customers across multiple communications and marketing channels including social networks such as Facebook, Twitter and LinkedIn, search engines such as Google and Bing, media sites including major news sites and thousands of blogs and email communications to prospects and customers.

Improved productivity. Our solutions incorporate features and best practices that automate many marketing functions, freeing users from repetitive, low-value tasks and allowing them to focus on high-value strategic initiatives. Core technology including our Recommendation Engine™ and Buying Signals ™ monitors and analyzes large volumes of data and content. For the user, these features identify leads in social media and make easy-to-follow recommendations, which are intended to maximize marketing results in much less time. Other features, such as landing pages, workflow automation and CRM integration, are designed to allow marketing teams to create marketing campaigns that can attract, capture and nurture a lead into a customer.

ROI based analytics. Our solutions provide a variety of performance-based analytics and reporting that help companies evaluate the success of their marketing and public relations campaigns, their search engine marketing and their success online in expanding friends, followers, prospects and customers.

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

Our Growth Strategy

Our objective is to be the leading provider of cloud marketing and public relations services. Key elements of our growth strategy include:

Expand our cloud marketing suite. We believe our current marketing suite addresses key elements of digital marketing including social media marketing, search marketing, email marketing and publicity. As new marketing tactics and channels continue to emerge, we believe that we have the opportunity to add other features or modules such as lead tracking and scoring, advanced analytics, app integration, content marketing and mobile marketing to our cloud marketing suite.

Provide additional consulting services. As we continue to expand our cloud marketing suite, we believe that we have the opportunity to provide additional consulting services as part of our subscriptions, including the development and execution of marketing campaigns, integration with third-party platforms, analysis of cross channel marketing activities and custom reporting, among other services. We will continuously evaluate ways to strengthen our portfolio of services which we believe will help us increase our average selling prices and subscription renewal rates. We expect sales of additional consulting services and our cloud marketing suite to represent an increasing portion of our revenues in the future.

Increase brand awareness. We have invested in promoting and strengthening the brand of our cloud marketing suite to seek to increase awareness and loyalty within the marketing automation space. We intend to continue to promote our brand and build awareness by investing in content marketing, social marketing, webinars, public relations and marketing events. We expect that our branding efforts will also include integration of our solutions with third-party applications and platforms, including CRM, ERP, HRIS and e-commerce, in order to increase our visibility to customers in markets other than marketing and public relations. We believe increasing awareness of our brand in the cloud marketing space will help us generate a more cost effective demand for our solutions and a higher return on our sales and marketing investments.

Expand mid-market presence. We believe there is a substantial opportunity to increase the presence of our cloud marketing solutions within mid-sized enterprises. We believe that selling our products to marketing professionals at mid-sized organizations represents a significant market opportunity that will allow us to continue our growth for the foreseeable future. The mid-market opportunity, combined with our strategy of selling an integrated marketing suite on a subscription basis at higher selling prices is essential to our long-term growth and profitability.

Our Products

Our marketing and public relations suites address the critical functions of marketing including social media marketing, search marketing and news distribution, email marketing, publicity and media monitoring and analytics. Key components of our suites include the following:

Social Media Marketing. We provide social media software solutions that help customers run social marketing campaigns, including apps and landing pages that power coupons, promotions and special fan-only offers. Our social media solutions also help customers monitor and analyze conversations across multiple social networks and other online websites in order to understand what is being said about their brands, products and industry. In addition, our social media solutions help identify key influencers and allow customers to identify and engage with prospects and customers on Facebook and Twitter.

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

Publicity. We provide a comprehensive media database, news distribution and publicity opportunities that help companies increase their media exposure and manage relationships with reporters.

Media Monitoring and Analytics. Our media monitoring tracks online, print and broadcast news coverage, tweets, blog mentions, comments and more across traditional and social media, helping our customers discover and analyze trends as they unfold in the traditional and social media.

Due to our flexible design and technology architecture, we are able to sell some of our components as stand-alone solutions, or combine different components and features into integrated suites to meet the needs and budgets of any size organization.

Small businesses tend not to be marketing experts and are typically focused on running their businesses. They are generally interested in using our products to grow their business with minimal time investment and without learning to be a marketing expert.

Mid-sized companies typically have a dedicated marketing and/or public relations resource that will invest more time in marketing activities and consequently tend to buy suites with more features at higher price points.

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

Our solutions are generally offered on a subscription basis, including our stand-alone email marketing solution which is available on our iContact website. However, our search marketing and news distribution service is also offered on a per-transaction basis on our PRWeb website.

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

Site Operations

We serve all of our customers from third-party data center facilities and hosted computing platforms in the United States and Europe. These facilities provide a combination of security personnel, photo ID/access cards, biometric hand scanners and sophisticated fire systems. The overall security of each data center (inside and outside) and network operations center are monitored by digital video surveillance cameras 24 hours a day, seven days a week. Additionally, redundant electrical generators and environmental control devices are used to keep servers up and running. We own or lease all of the hardware on which our applications run in the third-party data center facilities.

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

To facilitate loss recovery, we operate a multi-tiered system configuration with load balanced web server pools, standby database servers and fault tolerant storage devices. Databases are backed up and replicated frequently to standby databases and servers, which are designed to provide near real-time fail-over service in the event of a malfunction with a primary database or server. Backups of databases take place nightly and are archived to tape. These tapes are rotated off-site to a separate third-party managed facility. We also maintain a redundant site for our U.S. facility, which would serve as our primary site in the event that a disaster was to render one of the third-party sites inoperable.

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

Sales and Marketing

We sell our cloud-based solutions primarily through our direct sales organization, and over the Internet in an e-commerce model and to a lesser extent through indirect sales channels. Our direct sales organization is separated into groups that focus either on selling to new customers or selling to existing customers. In our new customer sales group, we employ inside sales and field sales personnel to provide product demonstrations to prospects and close sales with new customers. Our existing customer sales group focuses on renewing customer relationships and expanding those relationships by selling software with expanded functionality at higher price points. We also employ lead generation personnel who qualify prospects and setup product demonstrations for our new sales personnel. We currently have sales offices in the United States and Europe.

We also sell some of our products over the Internet in an e-commerce model. Through various marketing activities we drive prospects to websites that offer either a free trial or a free account for one of our cloud based solutions. Some prospects then go on to purchase either a monthly subscription or a single transaction. Going forward we may create additional websites to sell other products over the Internet in an e-commerce model.

Our marketing strategy is to generate qualified sales leads, build our brand and create market awareness of our cloud marketing and public relations software. We also conduct seminars, participate in trade shows and industry conferences, host an annual conference, publish white papers and develop customer reference programs. We also use our website to provide company and product information and to attract prospects through organic search.

Our Customers

As of December 31, 2013, we had 16,854 active annual subscription customers. These customers represent a wide variety of industries, as well as government agencies, not-for-profit organizations and educational institutions. No single end-user customer accounted for more than 1.0% of our revenue in 2013.

The typical term of our subscription agreements is one year; however, our customers may purchase subscriptions with monthly or multi-year terms. We invoice our subscription customers in advance of their subscription term, with payment terms that generally require our customers to pay us within 30 days of invoice. We had approximately $10.4 million and $9.6 million of unbilled amounts at December 31, 2012 and 2013, respectively. These amounts may fluctuate from year-to-year depending on varying billing cycles for our subscription agreements, including seasonality in our sales cycle, the timing of renewal agreements and the amount of multi-year subscription agreements. Such fluctuations may not be indicative of our future revenue.

Competition

The cloud marketing space is fragmented, competitive and rapidly evolving, and there are limited barriers to entry. We expect to encounter new and evolving competition as the market consolidates and matures and as organizations become more aware of the advantages and efficiencies that can be attained from the use of cloud marketing software. Currently, we primarily face competition from companies such as HubSpot, Marketo, Act-On and Infusionsoft, who provide a product suite that is focused on a limited or different subset of the components we offer in our cloud marketing suite.

We currently face competitors for our cloud public relations suite including Cision, NASDAQ OMX, BurrellesLuce, Gorkana, PRNewswire and Meltwater, who provide a product suite that is focused on a limited or different subset of the components than we offer.

We believe that our primary competitive edge is our ability to offer integrated suites that are both comprehensive and unique. Our suites integrate key components of digital marketing, including social media marketing, search marketing and news distribution, email marketing and publicity.

We believe the principal factors that generally determine a company’s competitive advantage in our industry include the following:

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

Intellectual Property and Proprietary Content

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of U.S. and international trademarks, service marks and domain names. Additionally, we have filed U.S. patent applications covering certain of our proprietary technology and have one issued patent. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

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

Employees

As of December 31, 2013, we had 1,380 full-time and part-time employees. Certain of our employees are subject to collective bargaining agreements and have local work councils. We have never experienced a significant work stoppage and believe we have good relations with our employees.

Executive Officers and Key Employees

Our executive officers and key employees and their respective ages and positions as of February 28, 2014 are as follows:

Name	Age	Position
Richard Rudman*	52	Chief Executive Officer, President and Chairman
Stephen Vintz*	45	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Steven Pogorzelski*	52	Chief Revenue Officer
Mark Heys*	42	Chief Technology Officer
You Mon Tsang	48	Chief Marketing Officer
Holly Paul	43	Chief Human Resources Officer
Darren Stewart	45	Senior Vice President, Customer Services
James Bruno	49	Senior Vice President, International

*	Denotes an executive officer

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

Steven Pogorzelski has served as our Chief Revenue Officer since February 3, 2014. From January 2009 to December 2013, Mr. Pogorzelski served as Chief Executive Officer of ClickFuel, a SaaS company providing marketing analytics software and services. From September 2005 until January 2008, he was Group President International for Monster Worldwide, Inc., and from April 2002 until September 2005 he was President of Monster North America. Mr. Pogorzelski earned his Bachelor of Arts in Journalism and Advertising from the University of Wisconsin-Madison. Mr. Pogorzelski serves on the Board of Directors of MoBolt Inc., Assured Labor and StartDate Labs.

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

You Mon Tsang has served as our Chief Marketing Officer since December 2013. From December 2010 to December 2013, Mr.Tsang was our Senior Vice President, Products. From March 2006 to December 2010, Mr. Tsang served as Chief Executive Officer of Boxxet, Inc., a content aggregation company, and founded Engine140, a social marketing company. From January 2000 to March 2010, Mr. Tsang served in various positions including as the Chief Executive Officer, Chief Marketing Officer and Chairman, of Biz360, a marketing and communications performance monitoring company. From January 1988 to December 1999, Mr. Tsang held various product management and executive positions at Brio Technology, Milktruck, Traveling Software and Xerox. Mr. Tsang holds a B.A. degree in Urban Studies from Yale University and an M.B.A. degree from the University of California, Berkeley’s Walter A. Haas School of Business.

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

The market for cloud-based software specifically designed for marketing is relatively new and emerging, making our business and future prospects difficult to evaluate. We have three distinct types of customers: small business owners, marketing professionals and PR professionals. These professionals work at companies of all sizes with PR professionals generally concentrated in large and mid-sized organizations and marketing professionals and small business owners generally concentrated in small and mid-sized organizations. Many large and mid-sized companies have often invested substantial personnel and financial resources in their PR departments, and may be reluctant or unwilling to migrate to cloud-based software and services specifically designed to address the marketing market. Many small businesses may have a single individual fulfilling multiple roles for marketing, if they have any marketing resource at all. Our success will depend to a substantial extent on the willingness of companies of every size to increase their use of or begin using cloud-based solutions in general and for cloud marketing software and services in particular. You must consider our business and future prospects in light of the challenges, risks and difficulties we encounter in the new and rapidly evolving market of cloud marketing solutions. These challenges, risks and difficulties include the following:

•	generating sufficient revenue to attain or, if attained, maintain profitability;

•	managing growth in our operations;

•	managing the risks associated with developing new services and modules and discontinuing existing product and services;

•	attracting and retaining customers; and

•	attracting and retaining key personnel.

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

Some of the customers of our services pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted making it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers which could have an adverse effect on our business, revenue, financial condition and results of operations.

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

Our business continues to evolve, expanding into new markets and new service areas, and is therefore subject to additional risk and uncertainty. For example, in 2008 we began offering solutions specifically for small businesses, in June 2010, we began providing social media monitoring services to our customers, in October 2011 we began offering a marketing suite targeted at small to mid-sized businesses, and in February 2012, we acquired iContact Corporation (iContact) which provides email marketing services. We anticipate that our future financial performance and revenue growth will depend, in part, upon the growth of our cloud marketing and public relations suites.

As some of our sales efforts are targeted at small business customers that are more substantively affected by economic conditions than the large and mid-sized business sectors, economic downturns may cause potential and existing small business customers to fail to purchase our solutions or renew existing subscriptions, which could limit our revenue in the future.

We sell some our services to small organizations, including small businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may be more likely to spend the limited funds that they have on items other than our solutions. Additionally, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, which would negatively affect demand for our solutions, increase customer attrition and adversely affect our business, revenue, financial condition and results of operations.

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

Increasing our customer base and achieving broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing operations. If we further expand our direct sales force and marketing efforts, it may require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a corresponding significant increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force and marketing efforts if we are unable to hire and develop talented personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing personnel. We also may not achieve anticipated revenue growth from our existing third-party channel partners if we are unable to maintain or renew such relationships, if any existing third-party channel partners fail to successfully market, resell, implement or support our solutions for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support competing products and services.

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

We have incurred operating losses in the past and we may incur operating losses in the future. Our recent operating losses were $4.2 million for 2011, $21.9 million for 2012 and $20.3 million for 2013. We expect our operating expenses to increase as we continue to expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income.

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

We continually evaluate our various products and services in order to determine whether any should be discontinued or, to the extent possible, divested. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right products or services to dispose of or discontinue, or that our decision to dispose of or discontinue various investments, products or services is prudent. There are no assurances that the discontinuance of various products or services will reduce our operating expenses or will not cause us to incur material charges with such a decision. The disposal or discontinuance of existing solutions presents various risks, including, but not limited to the inability to find a purchaser for a product or service or the purchase price obtained will not be equal to at least the book value of the net assets for the product or service, managing the expectations of, and maintaining good relations with, our customers who previously purchased discontinued solutions, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of solutions, including, but not limited to employee severance costs and excess facilities costs, all of which could have an adverse effect on our business, financial condition and results of operations.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2011 and December 31, 2013, the number of our full-time equivalent employees increased from 655 to 1,356. We anticipate that additional growth will be required to address increases in our customer base, as well as expansion into new geographic areas.

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

Because we conduct operations in foreign jurisdictions, which accounted for approximately 10% of our 2013 revenues, our business is susceptible to risks associated with international operations.

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

We might require additional capital to support business growth or to meet our stock redemption obligations, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure and acquire complementary businesses and technologies. We may also require additional funds to pay the redemption price of our Series A convertible preferred stock, which is subject to mandatory redemption in February 2017. Accordingly, we may need to engage in further equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

Litigation could have a material adverse impact on our results of operations, financial condition and liquidity.

From time to time we have been, and may be in the future, subject to litigation. We are currently subject to the lawsuit described in Item 3 of this Form 10-K. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim or may not provide coverage at all, and there can be no assurance as to the continued availability of this insurance. Any such proceedings may result in substantial costs and divert management’s attention and resources.

Risks Related to our Common Stock and the Securities Markets

JMI Equity’s significant ownership interest dilutes the interests of our common stockholders, may discourage, delay or prevent a change in control of our company and grants important rights to JMI Equity.

The 1,000,000 shares of Series A convertible preferred stock that we issued in February 2012 to JMI Equity Fund VI, L.P. (JMI Equity) were immediately convertible into shares of our common stock at an initial conversion rate of 3.0256 shares of common stock per share of Series A convertible preferred stock (subject to customary adjustments, and subject to increase if we fail to fulfill our obligation to redeem the preferred stock on February 24, 2017). The investment currently equates to an ownership interest of approximately 12%, assuming the full conversion of each share of preferred stock into the company’s common stock. Any sales in the public market of the shares of common stock issuable upon such conversion after that date could adversely affect prevailing market prices of our common stock.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	seasonality of our business cycle;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the cloud-based software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	threatened or actual litigation;

•	material announcements by us or our competitors including new product or service introductions, changes in business strategy and financial estimates, and acquisitions or divestitures of businesses, products, technologies or services;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	any major change in our board of directors or management;

•	economic conditions including a slowdown in economic growth and uncertainty in equity and credit markets; and

•	general political conditions such as acts of war or terrorism.

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

Provisions in our amended and restated certificate of incorporation and bylaws, our stockholders’ rights plan or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our stock.

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

In addition to the above, in May 2013, the Board adopted a stockholders rights plan and declared a dividend distribution of one preferred stock purchase right (Right) for each outstanding share of our common stock and 3.0256 Rights for each outstanding share of our Series A Convertible Preferred Stock to stockholders of record at the close of business on May 13, 2013. Our rights plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire our Company and to provide our Board with adequate time to evaluate unsolicited offers. The rights plan may discourage, delay or prevent a change of control or the acquisition of a substantial amount of our common stock and may make any future unsolicited acquisition attempts more difficult. Under the rights plan:

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Beltsville, Maryland, where we lease approximately 118,000 square feet under an agreement that expires in 2023. Our content research division is located in College Park, Maryland where we lease approximately 7,300 square feet of space under an agreement that expires in 2020. We also currently occupy several domestic and international sales and service offices in California, North Carolina, Virginia, Washington, England, France and the Philippines, where we lease an aggregate of approximately 117,000 square feet under multiple leases, which have terms that expire at various times through 2017.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

On January 23, 2014, North Venture Partners, LLC (NVP) filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Northern District of California (Civil Action No. C14-0337). The complaint, which was served to us on January 27, 2014, alleges that we failed to pay the full amount of the earn-out payment due under an Asset Purchase Agreement dated February 24, 2011 in which we acquired certain assets of NVP. NVP’s complaint seeks an award for damages of approximately $6.4 million. This litigation is in its early stages, therefore, neither the outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses are determinable at this time. We believe we have meritorious defenses and intend to vigorously defend the lawsuit.

From time to time, we are named as a defendant in other legal actions arising from our normal business activities. We are not currently subject to any other material legal proceedings that in our opinion will have a material effect on our financial positions, operating results or cash flows.

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

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$24.19	$12.32
Second Quarter	18.60	12.34
Third Quarter	20.45	16.48
Fourth Quarter	19.77	14.73
Fiscal Year Ended December 31, 2013
First Quarter	$18.09	$12.83
Second Quarter	13.80	8.22
Third Quarter	11.42	9.24
Fourth Quarter	11.57	8.27

As of February 28, 2014, there were approximately 60 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30.0 million of our shares of common stock, and in August 2011 authorized up to an additional $30.0 million. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. During the year ended December 31, 2013, we did not purchase any shares of our common stock under the program. As of February 28, 2014, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended December 31, 2013, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
October 1 – October 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	—	—	—	N/A
November 1 – November 30
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	—	—	—	N/A
December 1 – December 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	1,655	$11.36	—	N/A

(1)	There were no shares purchased though our publicly announced share repurchase program in the fourth quarter of 2013.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Performance Graph

The following line graph compares cumulative total stockholder returns for the period December 31, 2008 through December 31, 2013 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) the Nasdaq Computer Index. The graph assumes an investment of $100 on December 31, 2008. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Computer Index include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Vocus, Inc.	$100.00	$98.85	$151.89	$121.31	$95.44	$62.55
Nasdaq Composite	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
Nasdaq Computer Index	$100.00	$170.82	$200.62	$201.60	$226.76	$299.19

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2011, 2012 and 2013, and the consolidated balance sheet data at December 31, 2012 and 2013, are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2009 and 2010, and the consolidated balance sheet data at December 31, 2009, 2010 and 2011 are derived from audited financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2009	2010(2)	2011(2)	2012(2)	2013
	(in thousands, except per share data)
Consolidated Statement of Operations:
Revenues	$84,579	$96,760	$114,874	$170,804	$186,931
Cost of revenues(1)	15,461	18,932	21,857	33,749	38,220

Gross profit	69,118	77,828	93,017	137,055	148,711
Operating expenses:(1)
Sales and marketing	41,123	49,620	57,543	97,873	109,768
Research and development	4,675	5,891	7,561	13,272	10,649
General and administrative	21,018	23,587	30,129	40,651	40,753
Amortization of intangible assets	1,926	2,298	2,021	7,157	7,841

Total operating expenses	68,742	81,396	97,254	158,953	169,011
Income (loss) from operations	376	(3,568)	(4,237)	(21,898)	(20,300)
Interest and other income (expense), net	454	71	279	(266)	(301)

Income (loss) before provision for income taxes	830	(3,497)	(3,958)	(22,164)	(20,601)
Provision for income taxes	2,854	178	10,619	1,427	1,205

Net loss	$(2,024)	$(3,675)	$(14,577)	$(23,591)	$(21,806)

Net loss per share, basic and diluted	$(0.11)	$(0.21)	$(0.78)	$(1.21)	$(1.09)

(1)	Cost of revenues and operating expenses include stock-based compensation expense from equity awards in the following amounts:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Cost of revenues	$1,453	$1,590	$1,575	$1,514	$1,356
Sales and marketing	3,753	3,253	4,126	4,299	3,162
Research and development	989	1,506	2,079	2,646	1,933
General and administrative	6,697	6,453	7,135	6,413	5,876

Total	$12,892	$12,802	$14,915	$14,872	$12,327

(2)	The consolidated statements of operations include financial results in the relevant periods since the acquisition dates of Datapresse and BDL Media in April 2010, HARO in June 2010, Engine140 in December 2010, North Social in February 2011 and iContact in February 2012. Please refer to Note 3, Business Combinations of the Notes to Consolidated Financial Statements for further discussion of our recent acquisitions.

	December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$104,669	$100,414	$108,179	$34,091	$34,740
Working capital (deficit)	70,594	60,085	53,662	(32,632)	(29,010)
Total assets	159,240	173,880	195,743	292,814	281,380
Total debt	245	344	1,030	1,605	1,355
Total deferred revenue	47,750	56,576	62,997	79,333	84,517
Stockholders’ equity	104,381	104,434	102,721	100,779	91,302

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud marketing and public relations software that enables businesses to acquire and retain customers. We offer products and services to help customers attract and engage prospects, capture and keep customers and measure and improve marketing effectiveness. Our cloud marketing solutions addresses key areas of digital marketing, including social media marketing, search marketing and news distribution, email marketing and publicity. Our sales organization is focused on adding new customers, renewing customer subscriptions and expanding relationships with existing customers. We deliver our solutions over the Internet using a secure, scalable application and system architecture that allows our customers to quickly deploy and adopt our software.

As of December 31, 2013, we had 16,854 active subscription customers who purchased our products and services. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

We plan to continue to expand our cloud marketing suite, provide additional consulting services as part of our subscriptions, expand our marketing activities to continue to increase brand awareness and increase the presence of our cloud marketing solutions with mid-sized organizations.

Acquisitions

iContact

On February 24, 2012, we acquired all of the outstanding shares of iContact Corporation (iContact), a provider of cloud-based email and social marketing software that enables organizations to create and publish professional-quality emails to engage, educate and retain customers. The acquisition provided an email capability component to our cloud marketing suite. The purchase price consisted of approximately $89.8 million of cash, a promissory note in the amount of $669,000, 406,554 shares of our common stock with a deemed value at issuance of approximately $9.1 million and 1.0 million shares of our newly-created Series A convertible preferred stock, with a deemed value at issuance of $77.5 million, aggregating approximately $167.1 million of total consideration, net of $10.0 million cash acquired. The acquisition was accounted for under the purchase method of accounting. Our consolidated financial statements include the operating results of iContact from the acquisition date. We incurred acquisition-related transaction costs of $2.9 million and paid severance costs of $2.1 million for the year ended December 31, 2012. We recorded $5.6 million of net tangible assets, $32.6 million of identifiable intangible assets and $138.9 million of goodwill which is not deductible for tax purposes.

North Social

On February 24, 2011, we acquired substantially all of the assets and assumed certain liabilities of North Venture Partners, LLC (North Social), a provider of Facebook applications that enable users to create, manage and promote their business on Facebook. The acquisition broadened our social media solution. The purchase price at the acquisition date consisted of approximately $7.0 million of cash paid at closing and $5.1 million of contingent consideration for the achievement of certain financial milestones within the following 24 months. The contingent consideration could have resulted in additional payments of up to $15.0 million. We recorded $101,000 of identifiable intangible assets, $11.9 million of goodwill which is deductible for tax purposes and $78,000 of other net tangible assets. Acquisition-related costs incurred for the acquisition were not material.

The fair value of the contingent consideration liability was estimated based on a discounted probability-weighted income approach derived from revenue and earnings estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Increases or decreases in the probability of achievement of these certain financial and performance milestones resulted in changes to the estimated fair value. The additional expense of $1.9 million, $1.2 million and $3.5 million was included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2011, 2012 and 2013, respectively. During 2013, the fair value of the contingent consideration was adjusted based on the final earn-out calculations which were impacted by higher revenues in the first quarter of 2013 resulting from the increase in the number of North Social subscription customers due to additional marketing efforts near the conclusion of the earn-out period. The remaining liability for contingent consideration was paid in the second quarter of 2013.

On February 4, 2014, we announced the discontinuance of the North Social platform as it does not align with our current strategic direction. We are in the process of evaluating the impact to our consolidated financial statements.

For more information, please refer to Note 3, Business Combinations of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sources of Revenues

We derive our revenues from subscription agreements and related services and from news distribution services. Our subscription agreements are primarily for our marketing and public relations suites and iContact products. The subscription agreements contain multiple service elements and deliverables, which generally include use of our cloud-based software, news distribution services, hosting services, content and content updates and customer support and may also include implementation and training services. The typical term of our subscription agreements of our marketing and public relations suites are one year; however, our customers may purchase subscriptions with multi-year terms. The typical term of our subscription agreements of our iContact products are monthly; however, our customers may purchase subscriptions with varying terms. We separately invoice our customers in advance of their subscription, with payment terms that generally require our customers to pay us within 30 days of invoice. Our subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Our subscription agreements may include amounts that are not yet contractually billable to customers, and any such unbilled amounts are not recorded in deferred revenue until invoiced.

Additionally, we derive revenue on a per-transaction basis from our PRWeb news distribution services. We generally receive payment in advance of the online distribution of the news release.

Professional services revenue consists primarily of data migration, custom development and training. Our professional service engagements are billed on a fixed fee basis with payment terms requiring our customers to pay us generally within 30 days of invoice.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure, press release distribution costs, acquisition, maintenance and amortization of the information database, amortization of purchased technology from business combinations, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer and office supplies, management information systems and depreciation for computer equipment based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their marketing efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect in 2014, cost of revenues will increase in absolute dollars and as a percentage of revenues.

Sales and Marketing. Sales and marketing expenses are our largest operating expense. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, promotional events, webinars and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues. We expect in 2014, sales and marketing expenses will decrease in absolute dollars and as a percentage of revenues.

Research and Development. Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our cloud-based software. Because of our hosted solutions, we are able to provide our customers with a single, shared version of our most recent application, which enables us to have relatively low expenses as compared to traditional enterprise software business models. We expect that in 2014, research and development expenses will remain flat in absolute dollars and as a percentage of revenues.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related expenses, third-party payment processing and credit card fees, facilities rent, other corporate expenses, fair value adjustments to contingent consideration and allocated overhead. We expect that in 2014, general and administrative expenses will decrease in absolute dollars and as a percentage of revenues.

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

Self-Insurance. In 2011, we enrolled in a self-insured plan for a majority of our U.S. employee health insurance costs, including claims filed and claims incurred but not reported (IBNR) subject to certain stop loss provisions. We estimate the liability based upon management’s judgment, historical data and the assistance of third-party actuaries in determining an adequate liability for self-insurance claims. Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity and deductible limits.

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

Goodwill and Long-Lived Assets. Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We operate under one reporting unit, and as a result, evaluate goodwill impairment based on our fair value as a whole. When assessing goodwill for impairment, we use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. Based on the results of our most recent annual assessment performed on November 1, 2013, we concluded that the fair value of our reporting unit exceeded its carrying amount.

We also review the carrying amount of our reporting unit to its fair value based on quoted market prices of our common stock, or market capitalization. Our market capitalization exceeded our carrying amount on November 1, 2013. No events or circumstances occurred from the date of the assessments through December 31, 2013 that would impact our conclusions.

We assess impairment of definite-lived intangible and other long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may no longer be fully recoverable. We determine the impairment, if any, by comparing the carrying value of the assets to future undiscounted net cash flows expected to be generated by the related assets. An impairment charge is recognized to the extent the carrying value exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the year ended December 31, 2011, 2012 and 2013 were $100,000, $709,000 and $301,000, respectively.

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

In 2011, based on operating results and our projections of future losses, we established a full valuation allowance on our U.S. federal and state net deferred tax assets as we concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. We have historically maintained a full valuation allowance on net deferred tax assets of certain of our foreign subsidiaries because we determined that it is more likely than not that we will not realize the benefits of our foreign deferred tax assets.

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Our estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. We file income tax returns in U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2003 to 2013.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2011	2012	2013
Revenues	100%	100%	100%
Cost of revenues	19	20	20

Gross profit	81	80	80
Operating expenses:
Sales and marketing	50	57	59
Research and development	7	8	6
General and administrative	26	24	22
Amortization of intangible assets	2	4	4

Total operating expenses	85	93	91
Loss from operations	(4)	(13)	(11)
Interest and other income (expense), net	—	—	—

Loss before provision for income taxes	(4)	(13)	(11)
Provision for income taxes	9	1	1

Net loss	(13)%	(14)%	(12)%

Years Ended December 31, 2013 and 2012

Revenues. Revenues for 2013 were $186.9 million, an increase of $16.1 million, or 9%, over revenues of $170.8 million for 2012. Revenue for our marketing suite product increased $12.7 million from $4.5 million for the year ended December 31, 2012 to $17.2 million for the year ended December 31, 2013. In 2014, we anticipate revenues related to our marketing suite product will grow as a percentage of total revenues due to our continued emphasis on the product. Total active subscription customers increased to 16,854 as of December 31, 2013 from 16,494 as of December 31, 2012. The increase in active subscription customers was the result of additional sales and marketing personnel focused on acquiring new customers and renewing existing customers. Additionally, revenue for iContact increased $5.1 million from $41.4 million for the year ended December 31, 2012 to $46.5 million for the year ended December 31, 2013. iContact revenues for the year ended December 31, 2012 included operations from iContact subsequent to the acquisition in February 2012 as compared to revenues for the year ended December 31, 2013 which included a full year of operations. Total deferred revenue at December 31, 2013 was $84.5 million, representing an increase of $5.2 million, or 7%, over total deferred revenue of $79.3 million at December 31, 2012.

Cost of Revenues. Cost of revenues for 2013 was $38.2 million, an increase of $4.5 million, or 13%, over cost of revenues of $33.7 million for 2012. The increase in cost of revenues was primarily due to increases of $3.7 million in employee-related costs from additional personnel, $926,000 in third-party license and royalty fees for content, $352,000 in amortization of technology primarily from our acquisition of iContact and $363,000 in equipment maintenance and software support costs, offset by a decrease of $851,000 in contracted labor costs. Cost of revenues for the year ended December 31, 2012 included costs from iContact subsequent to the acquisition in February 2012 as compared to a full year of costs for the year ended December 31, 2013. We had 396 full-time employee equivalents in our professional and other support services group at December 31, 2013, compared to 298 full-time employee equivalents at December 31, 2012.

Sales and Marketing Expenses. Sales and marketing expenses for 2013 were $109.8 million, an increase of $11.9 million, or 12%, over sales and marketing expenses of $97.9 million for 2012. The increase was primarily due to an increase of $9.1 million in employee related costs from additional sales personnel hired throughout the year, $2.1 million in sales commissions and incentive compensation and $1.5 million in professional fees, offset by a decrease in stock-based compensation of $1.1 million and $691,000 of severance for iContact personnel incurred in 2012. Sales and marketing expenses for the year ended December 31, 2012 included costs from iContact subsequent to the acquisition in February 2012 as compared to a full year of costs for the year ended December 31, 2013. We had 784 full-time sales and marketing employee equivalents at December 31, 2013, compared to 789 full-time employee equivalents at December 31, 2012.

Research and Development Expenses. Research and development expenses for 2013 were $10.6 million, a decrease of $2.7 million, or 20%, compared to research and development expenses of $13.3 million for 2012. The decrease in research and development was primarily due to a decrease of $619,000 in employee-related costs primarily due to turnover in personnel as a result of the acquisition of iContact, $637,000 of severance for iContact personnel incurred in 2012 and $713,000 in stock-based compensation. For the years ended 2013 and 2012, we capitalized $802,000 and $175,000, respectively, of research and development employee-related costs for internally developed software. Research and development expenses for the year ended December 31, 2012 included costs from iContact subsequent to the acquisition in February 2012 as compared to a full year of costs for the year ended December 31, 2013. We had 66 full-time employee equivalents in research and development at December 31, 2013, compared to 63 full-time employee equivalents at December 31, 2012.

General and Administrative Expenses. General and administrative expenses for 2013 were $40.8 million, an increase of $102,000, over general and administrative expenses of $40.7 million for 2012. The slight increase in general and administrative expenses was primarily due to increases of $2.3 million in expense related to the fair value of the contingent consideration for acquisitions, $934,000 in employee-related costs due to additional personnel and $931,000 in rent and facility costs relating to the expansion and relocation of certain of our offices. These increases were offset by decreases of $2.9 million in non-recurring professional fees and transaction costs for the acquisition of iContact, $537,000 in stock-based compensation and $691,000 of severance for iContact personnel incurred in 2012. General and administrative expenses for the year ended December 31, 2012 included costs from iContact subsequent to the acquisition in February 2012 as compared to a full year of costs for the year ended December 31, 2013. We had 110 full-time employee equivalents in our general and administrative group at December 31, 2013, compared to 98 full-time employee equivalents at December 31, 2012.

Amortization of Intangible Assets. Amortization of intangible assets for 2013 was $7.8 million, an increase of $684,000, or 10%, compared to amortization of intangible assets of $7.2 million for 2012. The increase in amortization expense is primarily related to the acquisition of iContact in 2012.

Other Income (Expense). Other expense for 2013 was $301,000, an increase of $35,000, or 13%, compared to other expense of $266,000 for 2012. The increase is primarily due to changes in foreign currency exchange gains and losses.

Provision for Income Taxes. The provision for income taxes for 2013 was $1.2 million, a decrease of $222,000, or 16%, compared to $1.4 million for 2012. Our effective tax rate for 2013 differs from the U.S. federal statutory rates primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

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

General and Administrative Expenses. General and administrative expenses for 2012 were $40.7 million, an increase of $10.6 million, or 35%, over general and administrative expenses of $30.1 million for 2011. The increase in general and administrative expenses was primarily due to increases of $1.8 million in employee-related costs from additional personnel, including increases in headcount from our acquisition of iContact, $691,000 in severance costs for iContact personnel, $2.9 million in non-recurring professional fees and transaction costs for the acquisition of iContact, $1.7 million increase in credit card fees and $5.0 million in rent and facility costs and depreciation relating to the relocation of our headquarters in 2011 and expansion of certain of our other offices in 2012 in addition to rent from our acquisition of iContact, offset by decreases of $722,000 in stock-based compensation and $765,000 in expense related to the fair value adjustments of contingent consideration for acquisitions. We had 98 full-time employee equivalents in our general and administrative group at December 31, 2012, compared to 80 full-time employee equivalents at December 31, 2011.

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

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $34.7 million and net accounts receivable totaling $28.9 million. Our cash equivalents and investments primarily consisted of money market funds and certificates of deposit. Cash, cash equivalents and investments held by our international operations totaled $10.2 million and $10.1 million at December 31, 2012 and 2013, respectively. Based on our business plan, we expect that cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2013 was $6.8 million, reflecting a net loss of $21.8 million, non-cash charges for depreciation and amortization of $17.5 million, stock-based compensation of $12.3 million, $1.1 million for payments of contingent consideration for business acquisitions in excess of fair value on acquisition date, net of the fair value adjustments recorded in 2013, and a net change of $5.3 million in accounts receivable and deferred revenue due to growth in our subscription agreements invoiced in 2013. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2013 was $3.9 million, which primarily resulted from investments in property, equipment, software, and software development costs of $5.9 million, offset by net sales and maturities of investments of $2.0 million.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2013 was $642,000 which primarily resulted from our purchase of 35,695 shares of our common stock at an aggregate cost of $477,000 and payments on notes payable and capital lease obligations of $850,000, offset by proceeds from notes payable of $600,000.

We have various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. As of December 31, 2013, minimum required payments in future years under these leases are $4.0 million in each of the years 2014 and 2015 and $3.9 million, $2.7 million, $2.0 million and $8.6 million in the years 2016, 2017, 2018 and 2019 and thereafter, respectively. As of December 31, 2013, we have a total of $1.3 million in letters of credit outstanding substantially in favor of landlords for certain of our office spaces. These letters of credit expire at various dates through May 2023.

On February 27, 2012, we established a $15.0 million revolving credit facility (Revolver) with a major lending institution which was available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we pay a monthly fee equal to 0.4% on any unused funds under the Revolver. As collateral for extension of this credit, we granted security interests in favor of the institution of substantially all of our assets and pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries. As of December 31, 2013, the Revolver was reduced by our outstanding letters of credit of $1.3 million. As such, we had $13.7 million available to borrow under the Revolver.

As of December 31, 2013, $20.0 million remains available for purchases under our stock repurchase program. Although we repurchased stock during the years ended December 31, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

As of December 31, 2013, we had net operating loss (NOL) carryforwards for federal and state tax purposes of approximately $85.0 million and $41.7 million, respectively, which will begin to expire in 2025. Our foreign subsidiaries generated NOL carryforwards of $15.7 million which will begin to expire in 2020 and may be indefinite lived. Included in these amounts at December 31, 2013 are approximately $5.4 million in cumulative income tax deductions on the exercise of stock options and the vesting of restricted stock awards. This income tax benefit will be recorded to additional paid-in-capital when realized.

We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our cash and cash equivalents together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next twelve months. Our cash requirements in the future may also be financed through our revolving credit facility or additional equity financing. There can be no assurance that financing would come at favorable terms, if at all.

In February 2014, we made a decision to shut-down our sales operations in our Philippines office. As a result, during the next three to six months, we expect to incur estimated expenses totaling $5.0 million for costs relating to the termination of the lease, impairment of assets and severance from the reduction in the workforce.

The following table summarizes our contractual obligations as of December 31, 2013 that requires us to make future cash payments:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$25,196	$4,025	$7,828	$4,746	$8,597
Purchase obligations	9,584	5,756	3,828	—	—
Long-term debt under notes payable obligations	36	36	—	—	—
Capital lease obligations	344	150	193	1	—

Total obligations	$35,160	$9,967	$11,849	$4,747	$8,597

In addition, our other liabilities include $1.1 million related to uncertain tax positions as of December 31, 2013. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain, and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months. As a result, this amount is not included in the above table.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro and Philippine peso. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. dollar. For the year ended December 31, 2011, revenues denominated in a foreign currency were approximately 14% of our total revenues. For each of the years ended December 31, 2012 and 2013, revenues denominated in a foreign currency were approximately 10% of our total revenues. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

Interest Rate Sensitivity

Our cash consists of interest and non-interest bearing accounts. Our cash equivalents consist primarily of money market funds and certificates of deposit. Our interest income is subject to interest rate risk. For the year ended December 31, 2013, a fluctuation in interest rates of 1 percentage point would not materially change interest income.

Our interest-bearing long-term borrowings as of December 31, 2013 were not material. In the event that we borrow under our revolving credit facility, which bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%, we would be exposed to interest rate fluctuations.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Vocus, Inc. and Subsidiaries,

We have audited Vocus, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Vocus, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vocus, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2012 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Vocus, Inc. and subsidiaries and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

March 7, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2012 and 2013;

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013;

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2012 and 2013;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2012 and 2013;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2012 and 2013; and

•	Notes to Consolidated Financial Statements.

2. Consolidated Financial Statement Schedule:

•	Schedule II — Valuation and Qualifying Accounts.

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

Date: March 7, 2014

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

Signature	Title	Date

/S/ RICHARD RUDMAN Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 7, 2014

/S/ STEPHEN VINTZ Stephen Vintz	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	March 7, 2014

/S/ KEVIN BURNS Kevin Burns	Director	March 7, 2014

/S/ GARY GOLDING Gary Golding	Director	March 7, 2014

/S/ GARY GREENFIELD Gary Greenfield	Director	March 7, 2014

/S/ RONALD KAISER Ronald Kaiser	Director	March 7, 2014

/S/ ROBERT LENTZ Robert Lentz	Director	March 7, 2014

/S/ JIT SINHA Jit Sinha	Director	March 7, 2014

Vocus, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vocus, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Vocus, Inc. and subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocus, Inc. and subsidiaries at December 31, 2012 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vocus, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

March 7, 2014

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2013
	(Dollars in thousands , except per share data)
Current assets:
Cash and cash equivalents	$32,107	$34,740
Short-term investments	662	—
Accounts receivable, net of allowance for doubtful accounts of $236 and $234 at December 31, 2012 and December 31, 2013, respectively	29,841	28,862
Current portion of deferred income taxes	1,478	271
Prepaid expenses and other current assets	2,933	4,728

Total current assets	67,021	68,601
Long-term investments	1,322	—
Property, equipment and software, net	20,068	20,134
Intangible assets, net	26,751	14,805
Goodwill	177,011	177,264
Deferred income taxes, net of current portion	—	105
Other assets	641	471

Total assets	$292,814	$281,380

Current liabilities:
Accounts payable	$4,125	$1,004
Accrued compensation	5,443	5,895
Accrued expenses	12,133	8,900
Current portion of notes payable and capital lease obligations	854	137
Current portion of deferred revenue	77,098	81,675

Total current liabilities	99,653	97,611
Notes payable and capital lease obligations, net of current portion	751	1,218
Other liabilities	6,786	6,371
Deferred income taxes	5,120	4,546
Deferred revenue, net of current portion	2,235	2,842

Total liabilities	114,545	112,588
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares designated from authorized preferred stock; issued and outstanding at December 31, 2012 and December 31, 2013	77,490	77,490
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 shares designated as Series A redeemable convertible preferred stock and issued and outstanding at December 31, 2012 and December 31, 2013; no other shares issued and outstanding at December 31, 2013	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 21,910,301 and 21,949,509 issued at December 31, 2012 and December 31, 2013, respectively; 19,670,168 and 20,207,652 shares outstanding at December 31, 2012 and December 31, 2013, respectively	219	219
Additional paid-in capital	215,226	227,699
Treasury stock, 2,240,133 and 1,741,858 shares at December 31, 2012 and December 31, 2013, respectively, at cost	(41,909)	(42,320)
Accumulated other comprehensive loss	(426)	(159)
Accumulated deficit	(72,331)	(94,137)

Total stockholders’ equity	100,779	91,302

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$292,814	$281,380

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands, except per share data)
Revenues	$114,874	$170,804	$186,931
Cost of revenues	21,857	33,749	38,220

Gross profit	93,017	137,055	148,711
Operating expenses:
Sales and marketing	57,543	97,873	109,768
Research and development	7,561	13,272	10,649
General and administrative	30,129	40,651	40,753
Amortization of intangible assets	2,021	7,157	7,841

Total operating expenses	97,254	158,953	169,011
Loss from operations	(4,237)	(21,898)	(20,300)
Other income (expense):
Interest and other income (expense)	317	(41)	(156)
Interest expense	(38)	(225)	(145)

Total other income (expense)	279	(266)	(301)
Loss before provision for income taxes	(3,958)	(22,164)	(20,601)
Provision for income taxes	10,619	1,427	1,205

Net loss	$(14,577)	$(23,591)	$(21,806)

Net loss per share:
Basic	$(0. 78)	$(1.21)	$(1.09)
Diluted	$(0. 78)	$(1.21)	$(1.09)
Weighted average shares outstanding used in computing per share amounts:
Basic	18,743,305	19,437,076	20,058,231
Diluted	18,743,305	19,437,076	20,058,231

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Net loss	$(14,577)	$(23,591)	$(21,806)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(442)	189	269
Unrealized net gain (loss) on available-for-sale investments, net of taxes	10	(8)	(2)

Other comprehensive income (loss), net of taxes	(432)	181	267

Comprehensive loss	$(15,009)	$(23,410)	$(21,539)

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
	(Dollars in thousands)
Balance at January 1, 2011	20,374,267	$204	$166,985	$(28,417)	$(175)	$(34,163)	$104,434
Exercise of stock options	1,219,643	12	18,940	—	—	—	18,952
Vesting of restricted stock awards	156,615	2	(2)	—	—	—	—
Tax deficiency from equity awards	—	—	(586)	—	—	—	(586)
Repurchase of 978,709 shares of common stock	—	—	—	(20,006)	—	—	(20,006)
Stock-based compensation	—	—	14,936	—	—	—	14,936
Net loss	—	—	—	—	—	(14,577)	(14,577)
Other comprehensive income (loss)	—	—	—	—	(432)	—	(432)

Balance at December 31, 2011	21,750,525	218	200,273	(48,423)	(607)	(48,740)	102,721
Exercise of stock options	10,391	—	72	—	—	—	72
Vesting of restricted stock awards	149,385	1	(1)	—	—	—	—
Issuance of 401,672 shares of common stock from treasury shares for business acquisition	—	—	—	9,600	—	—	9,600
Tax deficiency from equity awards	—	—	(3)	—	—	—	(3)
Repurchase of 143,789 shares of common stock	—	—	—	(3,086)	—	—	(3,086)
Stock-based compensation	—	—	14,885	—	—	—	14,885
Net loss	—	—	—	—	—	(23,591)	(23,591)
Other comprehensive income (loss)	—	—	—	—	181	—	181

Balance at December 31, 2012	21,910,301	219	215,226	(41,909)	(426)	(72,331)	100,779
Exercise of stock options	11,583	—	85	—	—	—	85
Vesting of restricted stock awards	27,625	—	—	—	—	—	—
Issuance of 4,882 shares of common stock from treasury shares	—	—	—	66	—	—	66
Repurchase of 35,695 shares of common stock	—	—	—	(477)	—	—	(477)
Stock-based compensation	—	—	12,388	—	—	—	12,388
Net loss	—	—	—	—	—	(21,806)	(21,806)
Other comprehensive income (loss)	—	—	—	—	267	—	267

Balance at December 31, 2013	21,949,509	$219	$227,699	$(42,320)	$(159)	$(94,137)	$91,302

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(14,577)	$(23,591)	$(21,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	2,655	4,844	5,501
Amortization of intangible assets	2,501	10,999	12,034
(Gain) loss on disposal of assets	68	59	(4)
Impairment of long-lived assets	100	709	301
Stock-based compensation	14,915	14,872	12,327
Common stock issued for consulting services	—	482	—
Adjustments to fair value of contingent consideration	1,941	1,176	3,453
Provision for doubtful accounts	408	408	638
Deferred income taxes	9,789	835	505
Excess tax benefit from equity awards	(34)	—	—
Payments of contingent consideration for business acquisitions in excess of fair value on acquisition date	(147)	(2,435)	(4,560)
Changes in operating assets and liabilities:
Accounts receivable	(3,081)	(6,558)	439
Prepaid expenses and other current assets	1,910	(307)	(1,723)
Other assets	(230)	(120)	(231)
Accounts payable	66	2,005	(3,130)
Accrued compensation	337	353	421
Accrued expenses	2,173	1,215	(1,827)
Deferred revenue	6,523	14,383	4,869
Other liabilities	5,827	(504)	(362)

Net cash provided by operating activities	31,144	18,825	6,845
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,947)	(79,801)	—
Purchases of property, equipment and software	(13,758)	(4,695)	(5,193)
Software development costs	(305)	(360)	(742)
Proceeds from disposal of assets	14	5	8
Purchases of available-for-sale securities	(22,907)	(4,301)	—
Sales of available-for-sale securities	—	5,835	1,328
Maturities of available-for-sale securities	18,390	6,402	651

Net cash used in investing activities	(25,513)	(76,915)	(3,948)
Cash flows from financing activities:
Repurchases of common stock	(20,006)	(3,086)	(477)
Proceeds from exercises of stock options	18,952	73	85
Excess tax benefit from equity awards	34	—	—
Payments of contingent consideration for business acquisitions	(1,289)	(5,171)	—
Proceeds from notes payable	440	—	600
Payments on notes payable and capital lease obligations	(177)	(204)	(850)

Net cash used in financing activities	(2,046)	(8,388)	(642)
Effect of exchange rate changes on cash and cash equivalents	(219)	301	378

Net increase (decrease) in cash and cash equivalents	3,366	(66,177)	2,633
Cash and cash equivalents at beginning of year	94,918	98,284	32,107

Cash and cash equivalents at end of year	$98,284	$32,107	$34,740

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$214	$101
Cash paid for income taxes, net of refunds	$(251)	$(399)	$(733)
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A redeemable convertible preferred stock in connection with acquisition	$—	$77,490	$—
Issuance of common stock in connection with acquisition	$—	$9,118	$—
Issuance of promissory note in connection with acquisition	$—	$669	$—
Assets acquired under capital leases and other financing arrangements	$440	$106	$—

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business Description

Organization and Description of Business

Vocus, Inc. (Vocus or the Company) is a provider of cloud marketing and public relations software that enables businesses to acquire and retain customers. The Company offers products and services to help customers attract and engage prospects, capture and keep customers and measure and improve marketing effectiveness. The Company’s integrated suites address the key areas of digital marketing and public relations, including social marketing, search marketing, email marketing and publicity. The Company is headquartered in Beltsville, Maryland with sales and other offices in the United States, Europe and Asia.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and evaluates such a determination as of each balance sheet date. The Company’s investments were classified as available-for-sale securities and were stated at fair value at December 31, 2012. There were no available-for-sale securities at December 31, 2013. Realized gains and losses are included in other income (expense) based on the specific identification method. Realized gains or losses for the years ended December 31, 2011, 2012, and 2013 were not material. Net unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. As of December 31, 2012, the net unrealized gains or losses on available-for-sale securities were not material. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value.

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

Software Development and Information Database Costs

The Company incurs software development costs related to its cloud-based software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and are amortized using the straight-line method over the estimated useful life of the software, which is generally two years. All other development costs are expensed as incurred. The Company capitalized the initial costs to acquire and develop its proprietary information database, which consists of media contacts and outlets and other relevant data integrated as part of the Company’s cloud-based solutions. These costs are amortized using the straight-line method over the estimated useful lives of nine to thirteen years. Costs to maintain and update the information database are expensed as cost of revenues as incurred. For the years ended December 31, 2011, 2012 and 2013, the Company recorded amortization expense of $581,000, $499,000 and $490,000, respectively.

Property, Equipment and Software

Property, equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: three to five years for purchased software and computer and office equipment and five to seven years for furniture and fixtures. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded in the results of operations.

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Impairment charges for long-lived assets for the years ended December 31, 2011 and 2013 were $100,000 and $301,000, respectively. Impairment charges for long-lived assets for the year ended December 31, 2012 were $709,000, which primarily related to leasehold improvements no longer used.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs its annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. The Company operates under one reporting unit, and as a result, evaluates goodwill impairment based on the fair value of the Company as a whole. When assessing goodwill for impairment, the Company uses an income approach based on discounted cash flows to determine the fair value of its reporting unit. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage the Company’s operations. Based on the results of the Company’s most recent annual assessment performed on November 1, 2013, the Company concluded that the fair value of its reporting unit exceeded its carrying amount. The Company also reviews the carrying amount of the reporting unit to its fair value based on quoted market prices of the Company’s common stock, or market capitalization. The market capitalization of the Company exceeded its carrying amount on November 1, 2013. No events or circumstances occurred from the date of the assessments through December 31, 2013 that would impact these conclusions.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Transaction gains and losses in currencies other than the functional currency are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the years ended December 31, 2011, 2012 and 2013.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2011, 2012 and 2013 were $8.9 million, $23.4 million and $22.7 million, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. Investments consisted of investment grade, interest bearing securities. Customers are granted credit on an unsecured basis. Management monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

The Company provides cloud-based software and related services to various customers across several industries. As of December 31, 2012 and 2013, no individual customer accounted for 10% or more of net accounts receivable. For the years ended December 31, 2011, 2012 and 2013, no individual customer accounted for 10% or more of revenue. As of December 31, 2012 and 2013, assets located outside the United States were approximately 9% and 10% of total assets, respectively. Revenues from sales to customers outside the United States were approximately 16%, 11%, and 10% of total revenues for the years ended December 31, 2011, 2012 and 2013, respectively.

Income Taxes

Income taxes are determined utilizing the asset and liability method whereby deferred tax assets and liabilities are recognized for deductible temporary differences between the respective reported amounts and tax bases of assets and liabilities, as well as for operating loss and tax-credit carryforwards. Net deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Beginning in 2011, based on the operating results and the Company’s projections of future losses, the Company established a full valuation allowance on its U.S. federal and state net deferred tax assets because it was able to conclude that it is more likely than not that it will not realize the benefits of its deferred tax assets. The Company historically maintained a full valuation allowance on net deferred tax assets of certain of its foreign subsidiaries because it determined that it is more likely than not that it will not realize the benefits of its foreign deferred tax assets.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next twelve months. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and is subject to U.S. federal, state, and foreign tax examinations for years ranging from 2003 to 2013.

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

For the years ended December 2011, 2012 and 2013, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested shares of restricted stock and redeemable convertible preferred stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. For the years ended December 31, 2011, 2012 and 2013, diluted earnings per share excluded the impact of 1,757,240, 2,555,943 and 3,205,153 outstanding stock options, respectively, and 1,282,323, 979,790 and 937,536 nonvested shares of restricted stock, respectively and for the years ended December 31, 2012 and 2013, 1,000,000 shares of Series A redeemable convertible preferred stock as the result would be anti-dilutive.

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

The purchase price consisted of $90.5 million in cash, of which $669,000 was held back in the form of a promissory note, 406,554 shares of the Company’s common stock with a deemed value at issuance of $9.1 million and 1,000,000 shares of the Company’s newly-created Series A convertible preferred stock with a deemed value at issuance of $77.5 million, aggregating approximately $167.1 million of total consideration, net of $10.0 million cash acquired. For more information about the promissory note, please refer to Note 8, Debt, and for more information about the Series A redeemable convertible preferred stock, please refer to Note 9, Stockholders’ Equity. At the closing of the acquisition, a portion of the consideration, consisting of 72,656 shares of common stock, 85,090 shares of the Series A redeemable convertible preferred stock, $6.1 million in cash and the $669,000 promissory note, were deposited in escrow for a period of one year to satisfy potential indemnification claims by the Company against iContact with respect to breaches by iContact of its representations, warranties and covenants, or any post-closing purchase price adjustments or outstanding appraisal claims by iContact stockholders. All amounts were released from escrow in the first quarter of 2013.

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

Goodwill was primarily attributable to the assembled work force of iContact and the expected synergies resulting from the transaction.

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

The purchase consideration at the acquisition date consisted of approximately $7.0 million in cash and $5.1 million of contingent cash consideration for the achievement of certain financial milestones within the following 24 months. In 2012 and 2013, the Company paid $7.0 million and $4.6 million, respectively of contingent consideration for the achievement of certain financial milestones. The Company recorded approximately $101,000 of identifiable intangible assets, $11.9 million of goodwill that is deductible for tax purposes, and $78,000 of other net tangible assets. Goodwill was primarily attributable to North Social’s knowledge of applications for Facebook and the opportunity to expand into the rapidly growing social media market. Acquisition-related costs associated with the acquisition were not material. For more information about the contingent consideration for the acquisition of North Social, please refer to Note 5, Fair Value Measurements.

4. Cash Equivalents and Investments

The components of cash equivalents and investments at December 31, 2012 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$11,290	$—	$—	$11,290
Certificates of deposit	1,322	—	—	1,322
Short-term investments:
Certificates of deposit	660	2	—	662
Long-term investments:
Certificates of deposit	1,322	—	—	1,322

Total	$14,594	$2	$—	$14,596

The components of cash equivalents and investments at December 31, 2013 were as follows (in thousands):

		Unrealized		Fair Market
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$5,302	$—	$—	$5,302
Certificates of deposit	6,907	—	—	6,907

Total	$12,209	$—	$—	$12,209

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

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 31, 2013 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,209	$12,209	$—	$—

Total assets measured at fair value	$12,209	$12,209	$—	$—

Cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices or alternative pricing sources that utilize market observable inputs.

The Company had incurred contingent consideration liabilities in connection with its business acquisitions in 2010 and 2011. Contingent consideration liabilities were classified as Level 3 of the fair value hierarchy since they were valued using unobservable inputs. The contingent consideration liability represented the estimated fair value of the additional cash consideration payable that was contingent upon the achievement of certain financial and performance milestones through respective target dates in 2011 through 2013. The fair value of this Level 3 liability was estimated based on a discounted probability-weighted income approach derived from revenue and earnings estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Increases or decreases in the probability of achievement of these certain financial and performance milestones resulted in changes to the estimated fair value. The additional expense of $1.9 million, $1.2 million and $3.5 million was included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2011, 2012, and 2013, respectively. During 2013, the fair value of the contingent consideration was adjusted based on the final earn-out calculations which were impacted by higher revenues in the first quarter of 2013 resulting from the increase in the number of North Social subscription customers due to additional marketing efforts near the conclusion of the earn-out period. The remaining liability for contingent consideration was paid in the second quarter of 2013.

The changes in the fair value of the Company’s acquisition related contingent consideration for the years ended December 31, 2012 and 2013, were as follows (in thousands):

	December 31,
	2012	2013
Balance as of beginning of period	$7,537	$1,107
Adjustments to fair value measurements	1,176	3,453
Payment of contingent consideration	(7,606)	(4,560)

Balance as of end of period	$1,107	$—

6. Property, Equipment and Software

Property, equipment and software consisted of the following (in thousands):

	December 31,
	2012	2013
Purchased software, computer and office equipment	$12,539	$14,397
Furniture and fixtures	2,030	2,397
Leasehold improvements	11,499	13,471
Equipment under capital lease obligations	569	560
Capitalized software development costs	1,960	2,762
Information database costs	2,839	2,839

	31,436	36,426
Less accumulated depreciation and amortization	(11,368)	(16,292)

Property, equipment and software, net	$20,068	$20,134

Depreciation and amortization expense, including depreciation on equipment under capital leases, was $2.7 million, $4.8 million and $5.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 were as follows (in thousands):

	December 31,
	2012	2013
Balance as of beginning of period	$38,029	$177,011
Goodwill acquired	138,860	—
Effects of foreign currency translation	122	253

Balance as of end of period	$177,011	$177,264

Intangible assets at December 31, 2012 consisted of the following (in thousands):

	Weighted-Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	3.7	$23,221	$(7,014)	$16,207
Trade names	5.9	5,686	(4,192)	1,494
Purchased technology	3.1	13,460	(4,410)	9,050

Total		$42,367	$(15,616)	$26,751

Intangible assets at December 31, 2013 consisted of the following (in thousands):

	Weighted-Average Amortization Period	Gross Carrying Amount	Amortization	Net Carrying Amount
Customer relationships	3.7	$23,376	$(14,074)	$9,302
Trade names	5.9	5,695	(5,058)	637
Purchased technology	3.1	13,496	(8,630)	4,866

Total		$42,567	$(27,762)	$14,805

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the years ended December 31, 2011, 2012 and 2013 was $2.5 million, $11.0 million and $12.0 million, respectively. Future expected amortization of intangible assets at December 31, 2013 was as follows (in thousands):

2014	$11,720
2015	2,352
2016	575
2017	158

Total	$14,805

8.Debt

Term Loans

The Company entered into loan agreements with the State of Maryland in the amounts of $400,000 in 2011 and $500,000 in 2013 with terms ending on December 31, 2020 and with Prince George’s County in the amounts of $40,000 in 2011 with a term ending on December 31, 2020 and $100,000 in 2013 with a term ending on December 31, 2016. The proceeds of the loans were used in the initial renovation and further expansion of its corporate headquarters in Beltsville, Maryland. The borrowings bear interest at 3.0%. The conditions of the loans stipulate that principal and related accrued interest be forgiven if specified employment levels are achieved and maintained and the Company maintains the Beltsville, Maryland location as the corporate headquarters through the end of the loans. As of December 31, 2013, the Company has met the conditions of the loans, however, the conditions are required to be met throughout the term of the loan and, as such, the loans are recorded as long-term liabilities. The outstanding balance of these loans was $1.0 million and is included in notes payable and capital lease obligations, net of current portion. The related accrued interest is included in other liabilities, but was not material as of December 31, 2012 and 2013.

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

Revolving Credit Facility

On February 27, 2012, the Company established a $15.0 million revolving credit facility (Revolver) with a major lending institution which was originally available for use until February 27, 2013. In February 2013, the Revolver was amended to extend the availability for use until April 15, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company pays a monthly fee equal to 0.4% on any unused funds under the revolving facility. As collateral for extension of credit under the facility, the Company and certain of its subsidiaries granted security interests in favor of the institution of substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries. As of December 31, 2013, there were no outstanding borrowings, however, the, facility was reduced by the Company’s outstanding letters of credit of $1.3 million. As such, the Company had $13.7 million available to borrow under the Revolver.

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

Each share of the Series A Preferred Stock has a liquidation preference equal to the greater of $77.30 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization affecting the Series A Preferred Stock) or the value of the shares of common stock that would be issued in respect thereof upon conversion of such share of Series A Preferred Stock. The Series A Preferred Stock does not provide for interest and is entitled to participate in any dividends declared on the Company’s common stock on an as-converted basis. On February 24, 2017, the Company will be required to redeem each issued and outstanding share of the Series A Preferred Stock for $77.30 per share from its legally available funds, or such lesser amount of shares as it may then redeem under Delaware law. Each share of the Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder. For conversions occurring on or before February 24, 2017, each share of Series A Preferred Stock will be convertible into 3.0256 shares of common stock (subject to customary adjustments). On and after February 25, 2017, each share of the Series A Preferred Stock which has not been redeemed will be convertible into 3.3282 shares of common stock (subject to customary adjustments).

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

Stockholder Rights Plan

On May13, 2013, the Board authorized and declared a dividend distribution of one preferred stock purchase right (Right) for each outstanding share of the Company’s common stock and 3.0256 Rights for each outstanding share of the Company’s Series A Convertible Preferred Stock to stockholders of record at the close of business on May 13, 2013.

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

Common Stock Repurchases

In November 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $30.0 million of the Company’s shares of common stock, and in August 2011 authorized up to an additional $30.0 million. The shares may be purchased from time to time in the open market. During the year ended December 31, 2011, the Company purchased an aggregate of 850,031 shares of its common stock for $16.8 million. The Company did not purchase any shares of its common stock under the stock repurchase program for the years ended December 31, 2012 and 2013. During the years ended December 31, 2011, 2012 and 2013, the Company also purchased 128,678, 143,789 and 35,695 shares of restricted stock for $3.2 million, $3.1 million and $477,000, respectively, which were withheld from employees to satisfy the minimum statutory tax withholding obligations upon the vesting of their restricted stock awards.

10. Stock-Based Compensation

The Company’s 1999 Stock Option Plan and 2005 Stock Award Plan (the “Plans”) provide for the grant of stock options, restricted stock, stock appreciation rights and other equity awards to employees, consultants, officers and directors. The 2005 Stock Award Plan was adopted by the Board of Directors and stockholders in November 2005 in conjunction with the Company’s initial public offering. Under the 2005 Stock Award Plan, 9,409,919 shares have been reserved for issuance, subject to annual increases. The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, among other things, to determine which individuals receive awards pursuant to the Plans, and the terms of the awards. Stock options granted under the Plans have a 10-year term and generally vest annually over a four-year period. Restricted stock awards generally vest annually over a four-year period. The Company’s outstanding equity awards include stock option awards and restricted stock awards. At December 31, 2013, 714,301 shares were available for future grants. All shares available for future grant are restricted to the 2005 Stock Award Plan.

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Year Ended December 31,
	2011	2012	2013
Cost of revenues	$1,575	$1,514	$1,356
Sales and marketing	4,126	4,299	3,162
Research and development	2,079	2,646	1,933
General and administration	7,135	6,413	5,876

Total	$14,915	$14,872	$12,327

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Stock price volatility	57%	60%	59%
Expected term (years)	6.1	5.7	6.1
Risk-free interest rate	2.2%	1.1%	1.2%
Dividend yield	0%	0%	0%

The summary of stock option activity for the year ended December 31, 2013 is as follows:

	Number of Options	Range of Exercise Prices	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of December 31, 2013 (in thousands)
Balance outstanding at January 1, 2013	2,555,943	$2.46 –$35.98	$15.93
Granted	946,355	8.22 – 17.54	13.33
Exercised	(11,583)	2.46 – 9.00	7.44
Forfeited or cancelled	(285,562)	2.46 – 31.03	14.37

Balance outstanding at December 31, 2013	3,205,153	$3.99 – 35.98	$15.33	7.0	$1,202

Vested and expected to vest at December 31, 2013	3,124,090	$3.99 – 35.98	$15.37	7.0	$1,189

Balance exercisable at December 31, 2013	1,433,554	$3.99 – 35.98	$15.78	5.2	$1,038

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2012 and 2013 was $13.03, $7.36 and $7.29, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2011, 2012 and 2013 was $4.8 million, $3.5 million and $4.4 million, respectively. As of December 31, 2013, $10.6 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.5 years.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of the year multiplied by the number of shares that would have been received by the stock option holders had all holders exercised their stock options on the last day of each respective year. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $15.5 million, $105,000 and $36,000, respectively.

The following details the outstanding stock options at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/13	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price per Share	Exercisable as of 12/31/13	Weighted- Average Exercise Price per Share
$3.99 – $ 10.00	479,193	3.1	$8.88	402,729	$8.81
$10.01 – $13.00	215,888	8.3	12.47	51,621	12.55
$13.01 – $13.25	555,962	8.1	13.25	169,311	13.24
$13.26 – $14.00	675,391	9.2	13.94	12,190	13.94
$14.01 – $17.00	475,177	6.4	14.79	322,033	14.75
$17.01 – $23.00	253,996	6.4	19.03	129,996	19.58
$23.01 – $35.98	549,546	6.9	24.68	345,674	25.21

	3,205,153	7.0	$15.33	1,433,554	$15.78

Restricted Stock Awards

The fair value of the restricted stock awards is determined based on the quoted closing market price of the Company’s common stock on the grant date.

The summary of restricted stock award activity for the year ended December 31, 2013 is as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Balance nonvested at January 1, 2013	979,790	$17.12
Awarded	654,485	13.17
Vested	(556,714)	16.23
Forfeited	(140,025)	15.19

Balance nonvested at December 31, 2013	937,536	$15.18

As of December 31, 2013, $10.4 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.4 years.

11. Employee Benefit Plans

The Company sponsors defined-contribution, profit-sharing and other benefit plans in the United States, the United Kingdom and France. Total expenses for the plans for the years ended December 31, 2011, 2012 and 2013 were approximately $747,000, $1.0 million and $1.1 million, respectively.

12. Income Taxes

For the years ended December 31, 2011, 2012 and 2013, the U.S. and foreign components of loss before income taxes were as follows (in thousands):

	2011	2012	2013
Domestic	$(4,906)	$(20,848)	$(17,700)
Foreign	948	(1,316)	(2,901)

Total loss before income taxes	$(3,958)	$(22,164)	$(20,601)

For the years ended December 31, 2011, 2012 and 2013, income tax provision consisted of the following (in thousands):

	2011	2012	2013
Current expense
Federal	$26	$—	$—
State	6	34	(25)
Foreign	665	696	727

Total current expense	697	730	702
Deferred expense
Federal	9,282	751	723
State	884	94	73
Foreign	(244)	(148)	(293)

Total deferred expense	9,922	697	503

Total provision for income taxes	$10,619	$1,427	$1,205

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate for the years ended December 31, 2011, 2012 and 2013 is as follows:

	2011	2012	2013
Statutory federal tax rate	35%	35%	35%
State income taxes, net of benefit	6	2	4
Effect of foreign losses	(5)	(1)	—
Non-deductible transaction costs	—	(3)	—
Non-deductible compensation	(19)	(3)	(1)
Other non-deductible expenses	13	—	(2)
Effect of uncertain tax positions	(5)	(1)	(1)
Changes in valuation allowance	(293)	(35)	(41)

	(268)%	(6)%	(6)%

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

In 2011, the Company established a valuation allowance against its U.S. federal and state net deferred tax assets because management concluded that it is more likely than not that it will not realize the tax benefits of its deferred tax assets based on recent operating results and current projections of future losses and, therefore, recorded a valuation allowance to reduce the carrying value of these net deferred tax assets. As a result, the valuation allowance on the Company’s net U.S. deferred tax assets increased by $11.8 million during the year ended December 31, 2011. As of December 31, 2011, the Company maintained a net valuation allowance against certain of its foreign deferred tax assets. The Company has historically maintained a net valuation allowance on deferred tax assets of certain of its foreign subsidiaries because management determined that it is more likely than not that it will not realize the tax benefits of its foreign deferred tax assets and, therefore, recorded a valuation allowance to reduce the carrying value of these foreign deferred tax assets to zero.

The provision for income taxes for the year ended December 31, 2012 and 2013 differed from the expected tax provision computed by applying the U.S. federal statutory rate to loss before income taxes primarily due to the recognition of the U.S. valuation allowance, operating losses in foreign jurisdictions for which no tax benefit is currently available, non-deductible stock-based compensation, non-deductible acquisition-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

As of December 31, 2012 and 2013, the Company maintained a full valuation allowance on its U.S. and certain of its foreign deferred tax assets because management determined that it was more likely than not that it will not realize the tax benefits of these deferred tax assets.

The Company’s deferred tax components consisted of the following (in thousands):

	December 31,
	2012	2013
Deferred tax assets:
NOL carryforwards	$27,481	$29,864
Allowance for doubtful accounts	51	47
Deferred revenue	258	452
Accrued expenses	2,188	906
Intangible asset amortization	—	—
Stock-based compensation	6,334	7,377
Capital loss carryforward	1,787	1,786
Other	1,274	1,528

Total deferred tax assets	39,373	41,960
Valuation allowance	(31,005)	(39,402)

Net deferred tax assets	8,368	2,558

Deferred tax liabilities:
Capitalized software development	(590)	(754)
Depreciation	(3,048)	(2,280)
Goodwill and intangible asset amortization	(8,227)	(3,394)
Other	(143)	(302)

Total deferred tax liabilities	(12,008)	(6,730)

Net deferred tax liability	$(3,640)	$(4,172)

The Company has not provided for U.S. income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside of the U.S.

At December 31, 2013, the amount of temporary differences related to undistributed earnings of investments in foreign subsidiaries upon which United States income taxes have not been provided was zero.

As of December 31, 2013, the Company had net operating loss (NOL) carryforwards for federal and state tax purposes of approximately $85.0 million and $41.7 million, respectively, which will expire between 2025 and 2033. The Company also has $1.0 million of federal and state R&D tax credit that will expire between 2017 and 2033, $390,000 of non-expiring Alternative Minimum Tax credit and $285,000 of state employment tax credits that will expire between 2014 and 2017. The Company’s foreign subsidiaries generated NOL carryforwards of $15.7 million including $14.4 million of non-expiring losses and $1.3 million that will expire between 2020 and 2023. Included in these amounts at December 31, 2013 are approximately $5.4 million in cumulative income tax deductions on the exercise of stock options and the vesting of restricted stock awards. This income tax benefit will be recorded to additional paid-in-capital when realized.

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

The Company elected not to record the impact of the French 3% dividend withholding tax with respect to its wholly owned French subsidiary deferred tax assets and liabilities as the Company does not anticipate declaring and distributing any dividends out of the available accumulated earnings of its wholly owned French subsidiary. In the event that the Company would cause its wholly owned French subsidiary to declare and distribute a future dividend the Company would record the impact of the French withholding tax that will be due to the French government at the time that it declares and distribute such dividend. The available accumulated earnings that could be distributed by the Company’s wholly owned French subsidiary are $5.0 million. In the event that the Company declares and distributes a dividend that equals to the total available accumulated earnings of its wholly owned French subsidiary, the Company would record an additional income tax expense of $150,000. This tax expense will be recorded as a discrete item in the period that the distribution occurs.

As of December 31, 2012 and 2013, the Company had unrecognized tax benefits of $933,000 and $1.1 million, respectively included in other liabilities, including interest and penalties of $492,000 and $567,000, respectively. As of December 31, 2012, the total amount of gross unrecognized tax benefits was $1.1 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2013, the total amount of gross unrecognized tax benefits was $1.3 million if recognized, would favorably impact the Company’s effective tax rate. For the years ended December 31, 2012 and 2013, the Company recognized $56,000 and $76,000, respectively of interest expense in connection with tax matters which is included in income tax expense. The Company does not believe its unrecognized tax positions will materially change over the next twelve months.

The change in unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2012 and 2013, were as follows (in thousands):

	December 31,
	2012	2013
Balance as of beginning of period	$501	$585
Additions based on tax positions taken in the current year	80	78
Additions for tax positions of prior years	4	76

Balance as of end of period	$585	$739

The Company files income tax returns in U.S. federal jurisdictions and various state and foreign jurisdictions and is subject to U.S. federal, state, and foreign tax examinations for years ranging from 2003 to 2013.

13. Commitments and Contingencies

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of December 31, 2012, deferred rent of $752,000 and $5.7 million is included in accrued expenses and other liabilities, respectively. As of December 31, 2013, deferred rent of $783,000 and $5.0 million is included in accrued expenses and other liabilities, respectively.

The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2017.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2013 are as follows (in thousands):

	Operating Leases	Capital Leases
2014	$4,025	$150
2015	3,976	110
2016	3,852	83
2017	2,722	1
2018	2,024	—
2019 and thereafter	8,597	—

Total future minimum payments	$25,196	344

Less amount representing interest		(64)
Less current portion		(102)

Long-term capital lease obligations		$178

Rent expense was $2.9 million, $5.0 million and $5.2 million for the years ended December 31, 2011, 2012, and 2013, respectively.

Purchase Commitments

The Company entered into agreements with various vendors in the ordinary course of business. As of December 31, 2013, minimum required payments in future years under these arrangements are $5.8 million, $2.8 million and $1.0 million in 2014, 2015 and 2016, respectively.

Letters of Credit

As of December 31, 2013, the Company had a total of $1.3 million in letters of credit outstanding substantially in favor of landlords for certain of its office spaces. These letters of credit do not require compensating balances and expire at various dates through May 2023.

Self-Insurance

In 2011, the Company enrolled in a self-insured plan for a majority of its U.S. employee health insurance costs, including claims filed and claims incurred but not reported (IBNR) subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment, historical data and the assistance of third-party actuaries in determining an adequate liability for self-insurance claims. The Company’s IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity and deductible limits.

Litigation and Claims

On January 23, 2014, North Venture Partners, LLC (NVP) filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Northern District of California (Civil Action No. C14-0337). The complaint, which was served to the Company on January 27, 2014, alleges that it failed to pay the full amount of the earn-out payment due under an Asset Purchase Agreement dated February 24, 2011 in which the Company acquired certain assets of NVP. For more information, please refer to Note 14, Subsequent Events.

The Company from time to time is subject to lawsuits, investigations and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, government regulation and employment matters. In the opinion of management based on all known facts, all other matters are either without merit or are of such kind, or involve such amounts that would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

14. Subsequent Events

On January 23, 2014, NVP filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Northern District of California (Civil Action No. C14-0337). The complaint, which was served to the Company on January 27, 2014, alleges that it failed to pay the full amount of the earn-out payment due under an Asset Purchase Agreement dated February 24, 2011 in which the Company acquired certain assets of NVP. NVP’s complaint seeks an award for damages of approximately $6.4 million. This litigation is in its early stages, therefore, neither the outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses are determinable at this time. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit.

On February 4, 2014 the Company decided to discontinue its North Social platform, a stand-alone product that provided Facebook applications for small businesses, because it did not align with the current strategic direction of the Company. The Company is in the process of evaluating the impact to its consolidated financial statements.

Also in February 2014, the Company made a decision to shut-down its sales operations in its Philippines office. As a result, during the next three to six months, the Company is expected to incur estimated expenses totaling $5.0 million for costs relating to the termination of the lease, impairment of assets and severance from the reduction in the workforce.

15. Quarterly Financial Information (Unaudited)

	March 31, 2012(1)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Dollars in thousands, except per share data)
Summary consolidated statement of operations data:
Revenues	$34,853	$43,620	$45,217	$47,114	$46,247	$46,617	$46,615	$47,452
Gross profit	27,539	34,920	36,285	38,311	36,495	36,813	37,314	38,089
Net loss	(10,825)	(5,189)	(3,845)	(3,732)	(8,125)	(5,892)	(3,851)	(3,938)
Net loss per share:
Basic and diluted	$(0.57)	$(0.27)	$(0.20)	$(0.19)	$(0.41)	$(0.29)	$(0.19)	$(0.20)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	19,042,761	19,540,700	19,570,459	19,600,644	19,790,692	20,099,700	20,151,494	20,185,672

(1)	During the three months ended March 31, 2012, the Company incurred $2.9 million of acquisition-related transaction costs and $2.1 million of employee severance costs in connection with its acquisition of iContact.

Vocus, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs or Expenses	Additions (Deductions)	Additions Acquired from Business Combinations (2)	Balance at End of Period
Allowance for doubtful accounts (in thousands):
Year ended December 31, 2011 (1)	$182	$408	$(346)	$—	$244
Year ended December 31, 2012 (1)	244	408	(416)	—	236
Year ended December 31, 2013 (1)	236	638	(640)	—	234

Deferred tax valuation allowance (in thousands):
Year ended December 31, 2011	$1,997	$11,657	$—	$—	$13,654
Year ended December 31, 2012	13,654	8,236	2,859	6,256	31,005
Year ended December 31, 2013	31,005	9,308	(911)	—	39,402

(1)	Deductions include actual accounts written-off, net of recoveries.
(2)	Valuation allowance established from the acquisition of iContact.

Index to Exhibits

Exhibit Numbers	Exhibits

3.1(5)	Fifth Amended and Restated Certificate of Incorporation.

3.2(17)	Amended and Restated Bylaws.

3.3(19)	Amendment to Second Amended and Restated Bylaws.

4.1(3)	Specimen common stock certificate.

4.2(15)	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.

4.3(15)	Investor Rights Agreement by and between Vocus, Inc. and JMI Equity Fund VI, L.P., dated February 24, 2012.

4.4(18)	Certificate of Designation of Series B Junior Participating Preferred Stock as of May 13, 2013.

4.5(18)	Rights Agreement, dated May 13, 2013, between Vocus, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.

4.6(18)	Letter Agreement, dated May 13, 2013, between Vocus, Inc. and JMI Equity Fund VI, L.P.

10.1(1)	1999 Stock Option Plan.

10.2(1)	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.

10.3(4)	2005 Stock Award Plan.

10.4*	Form of Option Agreement for executive officers under Registrant’s 2005 Stock Award Plan (adopted in February 2014).

10.5(9)	Form of Option Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.

10.6(11)	Deed of Lease dated March 30, 2010 between Indian Creek Investors, LLC and Registrant.

10.7(16)	Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors.

10.8(2)	License Agreement between the Registrant and PR Newswire Association LLC, dated August 1, 2003, as amended.

10.9(9)	Amended and Restated Agreement between the Registrant and PR Newswire Association, Inc., dated August 1, 2006.

10.10(6)	Form of Employment Agreement for Stephen Vintz, and schedule of details omitted therefrom.

10.11(6)	Form of Employment Agreement for Norman Weissberg, and schedule of details omitted therefrom.

10.12(7)	Employment Agreement for William Wagner dated July 17, 2006.

10.13(7)	Indemnification Agreement for William Wagner dated July 17, 2006.

10.14(8)	Asset Purchase Agreement, dated August 4, 2006, among the Registrant, Vocus PRW Holdings LLC, PRWeb, LLC and the sole stockholder of PRWeb International, Inc. and sole owner of PRWeb, LLC.

10.15(12)	Sale and Purchase Agreement dated April 16, 2010 between Registrant and Data Presse SAS.

10.16(13)	Asset Purchase Agreement between the Registrant and North Venture Partners, LLC dated February 24, 2011.

10.17(15)	Agreement and Plan of Merger, dated February 24, 2011.

10.18(15)	Loan Agreement between Bank of America, N.A. and Vocus Inc. dated February 27, 2012.

10.19*	Form of Restricted Stock Agreement for executive officers under Registrant’s 2005 Stock Award Plan (adopted in February 2014).

10.20(10)	Form of Restricted Stock Agreement for non-employee directors under Registrant’s 2005 Stock Award Plan.

10.21(14)	Summary of board of directors’ compensation.

10.22*	Form of Restricted Stock Unit Agreement for executive officers under Registrant’s 2005 Stock Award Plan.

10.23(20)	Employment Agreement for Richard Rudman dated May 30, 2013.

10.24(21)	Employment Agreement for Steven Pogorzelski dated February 3, 2014.

Exhibit Numbers	Exhibits

21.1*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (included on the signature page to this report).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on June 15, 2005.
(2)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on August 5, 2005.
(3)	Incorporated by reference to an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on November 9, 2005.
(4)	Incorporated by reference to an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 of Vocus, Inc. (Registration No. 333-125834) filed with the Securities and Exchange Commission on December 6, 2005.
(5)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 12, 2005.
(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on July 20, 2006.
(8)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2006.
(9)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007.
(10)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.
(11)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 30, 2010.
(12)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.
(13)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on March 1, 2011.
(14)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.
(15)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.
(16)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on June 29, 2012.
(17)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 18, 2012.
(18)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on May 13, 2013.
(19)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on August 30, 2013.
(20)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus,Inc. filed with the Securities and Exchange Commission on May 30, 2013.
(21)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus,Inc. filed with the Securities and Exchange Commission on February 4, 2014.