Form 10-K/A
period 2013-12-31
Vocus, Inc.
filed 2014-04-29
CIK 1329919

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

12051 Indian Creek Court

Beltsville, Maryland 20705

(301) 459-2590

(Address including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Global Select Market
(Title of Class)	(Names of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Form 10-K”) of Vocus, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2014. This Form 10-K/A is being filed to include certain information that was to be incorporated by reference from our definitive proxy statement (pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”). This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K as well as the cover page to remove the statement that information is being incorporated by reference from the 2014 Proxy Statement.

Except as otherwise expressly noted herein and the filing of related certifications, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Unless the context requires otherwise, all references to “Vocus,” “we,” “our” and “us” mean Vocus, Inc., a Delaware corporation.

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTOR INFORMATION AND QUALIFICATIONS

Our certificate of incorporation and bylaws provide that the number of our directors shall be fixed from time to time by resolution of our board of directors (“Board of Directors” or “Board”). Presently, the number of directors is fixed at seven, and that number of directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class will be elected for three-year terms to succeed the directors of that class whose terms are expiring. Six of our directors are elected by the holders of our common stock, and one of our directors is elected by the holder or holders of our convertible preferred stock.

Listed below are the biographies of each director. The biographies include information regarding each individual’s service as a director of the Company, business experience and principal occupations for at least the past five years, director positions at public companies held currently or at any time during the past five years, and the experiences, qualifications, attributes or skills that led the Corporate Governance & Nominating Committee (the “Governance Committee”) to recommend, and the Board to determine, that the person should serve as a director for the Company.

Kevin Burns, 64, has been a member of our Board of Directors since October 2000 and was named our lead director in January 2008. Mr. Burns was a managing principal of Lazard Technology Partners, a private equity firm, from March 1998 until February 2013. Since February 2013, Mr. Burns has served as a technology investor and board advisor to various companies. Mr. Burns founded Intersolv, Inc. (formerly Sage Software), a software company, in 1982 and served as its President and Chief Executive Officer until 1997. Mr. Burns also serves on the board of directors of BoxTone Inc., a privately held technology company. Mr. Burns holds a B.S. degree in finance from The Ohio State University and an M.B.A. in finance from the University of Colorado at Boulder.

The Board believes that Mr. Burns’ formal education, his in-depth knowledge of the Company’s businesses and industry, and his demonstrated leadership with technology companies over the course of his successful career provide Mr. Burns with the appropriate attributes to serve on the Board and enable him to make valuable contributions to the Board and to the Company.

Gary Golding, 57, has been a member of our Board of Directors since January 2000. Mr. Golding has been a general partner with Edison Venture Fund, a venture capital fund, since November 1997. Mr. Golding also serves on the board of directors of Tangoe, Inc., a public company, and on the board of directors of JTH Holding Inc., a public company. Mr. Golding holds a B.A. degree in management from Boston College and a Masters degree in Urban and Regional Planning from the University of Pittsburgh.

The Board believes that Mr. Golding’s formal education, his service on the boards of several other companies, and his in-depth knowledge of the Company’s businesses and industry provide Mr. Golding with the appropriate attributes to serve on the Board and enable him to make valuable contributions to the Board and to the Company.

Gary Greenfield, 59, has been a member of our Board of Directors since October 2008. Mr. Greenfield has served as a Partner at Court Square Capital Partners since February 2013. From 2007 to February 2013, Mr. Greenfield served as Chairman, Chief Executive Officer and President of Avid Technology, Inc., a provider of digital media content-creation solutions. From 2003 to 2007, Mr. Greenfield was Chief Executive Officer of GXS, Inc., a privately held technology company. Mr. Greenfield has also served as Chief Executive Officer of Peregrine Systems, Inc., and President and Chief Executive Officer of Merant, and Chief Executive Officer of Intersolv, Inc., which merged with MicroFocus to form Merant. Mr. Greenfield serves on the board of directors of Ancile and Encompass Digital Media, both privatey held companies. Mr. Greenfield holds a B.S. degree from the U.S. Naval Academy, an M.S.A. degree from George Washington University, and an M.B.A. degree from Harvard Business School.

The Board believes that Mr. Greenfield’s formal education, his positions as CEO of both private and public companies, his service as a director on the boards of both private and public companies, and his demonstrated leadership over the course of his successful career provide Mr. Greenfield with the appropriate attributes to serve on the Board and enable him to make valuable contributions to the Board and to the Company.

Ronald Kaiser, 60, has been a member of our Board of Directors since January 2005. Mr. Kaiser has served as the interim Chief Executive Officer of The Neat Company, a privately held digital filing company, since October 2013 (and has served on its board since November 2012). From January 2008 through October 2009 and from March 2011 until October 2013, Mr. Kaiser served as an independent consultant and board member for companies in the technology and life sciences fields. From November 2009 to March 2011, Mr. Kaiser served as Chief Executive Officer and Chairman of the Board of MobileAccess Networks, Inc., a privately held provider of in-building wireless communications equipment. From January 2007 to January 2008, Mr. Kaiser served as the Chief Financial Officer for Sucampo Pharmaceuticals, Inc., a pharmaceutical research and development company. From March 2005 through December 2006, Mr. Kaiser served as Chief Financial officer of PharmAthene, Inc., a bio-defense company. From April 2003 to January 2005, Mr. Kaiser served as Chief Financial Officer of Air Cargo, Inc., a freight logistics and bill processing provider. In December 2004, Air Cargo filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Mr. Kaiser served as a member of the board of directors of OPNET Technologies, Inc., a public company, from October 2003 through its sale in December 2012, as a member of the board of directors of Tangoe, Inc., a public company, since January 2009 and on the board of directors of a number of privately held companies and non-for-profit organizations. Mr. Kaiser holds B.A. degrees in accounting and in multidisciplinary-prelaw from Michigan State University.

The Board believes that Mr. Kaiser’s formal education, his experience as Chief Financial Officer of several public and private companies, his in-depth knowledge of the Company’s businesses and industry, and his demonstrated leadership over the course of his successful career provide Mr. Kaiser with the appropriate attributes to serve on the Board and enable him to make valuable contributions to the Board and to the Company.

Robert Lentz, 53, co-founded Vocus and served as our Chief Technology Officer from 1992 until February 2008. Mr. Lentz has been a member of our Board of Directors since 1992. Prior to joining Vocus, Mr. Lentz served as President of Dataway Corporation, a software development company. From 2006 until 2010, Mr. Lentz also served on the board of directors of Savo, a privately held technology company.

The Board believes that Mr. Lentz’ former position as Chief Technology Officer of the Company and his in-depth knowledge of the Company’s businesses and industry provide Mr. Lentz with the appropriate attributes to serve on the Board and enable him to make valuable contributions to the Board and to the Company.

Richard Rudman, 53, co-founded Vocus and has served as our Chief Executive Officer, President and Chairman since 1992. From 1986 through 1992, Mr. Rudman served as a senior executive at Dataway Corporation, a software development company. From 1984 through 1986, Mr. Rudman served as an accountant and systems analyst at Barlow Corporation, a privately held real estate development and management company. From 1979 through 1983, Mr. Rudman served in the United States Air Force. Mr. Rudman holds a B.S. degree in accounting from the University of Maryland and is a Certified Public Accountant.

The Board believes that Mr. Rudman’s formal education, his position as CEO of the Company, his in-depth knowledge of the Company’s businesses and industry, and his demonstrated leadership over the course of his successful career provide Mr. Rudman with the appropriate attributes to serve on the Board and enable him to make valuable contributions to the Board and to the Company.

Jit Sinha, 39, has been a member of our Board of Directors since February 2012 when the Board of Directors appointed him to serve as the initial director designated by the holder of our convertible preferred stock. Mr. Sinha was then elected by the holder of our convertible preferred stock. Mr. Sinha is a General Partner of JMI Equity, a growth equity firm. Mr. Sinha has served on the board of directors of several privately held companies. Previously, Mr. Sinha worked as a Principal at Bain Capital Ventures, and in operating roles at several software companies. Mr. Sinha holds a B.S. degree in finance and a B.A. degree in sociology from the University of Pennsylvania.

EXECUTIVE OFFICERS

A listing of our executive officers, key employees and their biographies are included under the caption “Executive Officers and Key Employees” under Item 1 of the Original Form 10-K.

CORPORATE GOVERNANCE

Investor Designated Director

On February 24, 2012, in connection with our acquisition of iContact Corporation, we issued 1,000,000 shares of Series A convertible preferred stock to JMI Equity Fund VI, L.P. (“JMI”), which had been a stockholder of iContact. Each share of Series A convertible preferred stock is initially convertible into 3.0256 shares of our common stock. Pursuant to the certificate of designation of the Series A convertible preferred stock, for so long as the outstanding shares of preferred stock continue to represent at least 5% of the total outstanding shares of our common stock, calculated assuming the conversion of all outstanding shares of preferred stock into shares of common stock, the holders of the preferred stock, voting as a separate class, will have the exclusive right to elect one director to our Board (the “Series A Director”). In addition, pursuant to an Investor Rights Agreement we entered into with JMI, the holders of the preferred stock have the right to nominate a director to our board of directors for as long as they hold 5% or more of our issued and outstanding capital stock (which nominee shall be the Series A Director for so long as the holders of preferred stock have the right to elect the Series A Director pursuant to the certificate of designation). Jit Sinha currently serves as the Series A Director.

Committees of the Board of Directors

The Audit Committee

The Audit Committee currently consists of Messrs. Kaiser, Burns and Golding. Mr. Kaiser serves as the Chairman of the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is independent under the NASDAQ Marketplace Rules and under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that all members of the Audit Committee meet the requirements for financial literacy and that Mr. Kaiser qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

Code of Conduct

We have adopted a Code of Conduct for all of our employees, including all of our executive officers. This Code of Conduct is available on our website, at www.vocus.com. We intend to disclose any amendments to or waivers of a provision of our Code of Conduct made with respect to our directors or executive officers on our website. One may also obtain, without charge, a copy of this Code of Conduct by contacting our Investor Relations Department at (301) 459-2590. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth herein.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2013, the Compensation Committee of the Board of Directors consisted of Messrs. Burns, Golding and Kaiser. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee.

During 2013, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors.

ITEM 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we provide an explanation and analysis of the material elements of the compensation provided to our named executive officers. Throughout this section, the individuals who served as chief executive officer and chief financial officer for 2013, as well as the other executive officers named in the “Summary Compensation Table” below, are referred to as our “named executive officers” or “NEOs.”

Named Executive Officers for 2013:

Richard Rudman	Chief Executive Officer, President and Chairman
Mark Heys	Chief Technology Officer
Stephen Vintz	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Norman Weissberg(1)	Senior Vice President, North American Sales

(1)	Mr. Weissberg ceased to be an executive officer in February 2014.

Executive Summary

We are a leading provider of cloud-based marketing and public relations software that enables companies to acquire and retain customers. We offer products and services to help customers attract and engage prospects, capture and keep customers and measure and improve marketing effectiveness. Our cloud solutions address key areas of digital marketing and public relations, including social media marketing, search marketing and news distribution, email marketing and publicity. Our software is designed for marketers to attract customers through search engines, increase and engage their followers on social networks, communicate with prospects and customers via email and generate and track visibility in traditional and online media.

In order to support our strategy and to continue to deliver strong execution, we strive to provide an executive compensation program that serves to attract, retain, motivate and reward highly qualified executive officers in a highly competitive software industry. To reinforce our performance oriented, results-based culture that rewards individual, team and corporate success, we use a mix of compensation elements including base salary, cash bonus compensation that is solely based on financial performance, equity incentives, change of control benefits and employee benefits.

Company Performance

Below are some of our business achievements in 2013:

•	GAAP revenue for 2013 was $186.9 million, a 9% increase over 2012.

•	Increased revenue for our marketing suite product by over 280% to $17.2 million in 2013.

•	Cash flow from operations was $6.8 million.

•	Released the next generation of the Vocus Marketing Suite, which includes new features such as landing pages, campaigns, social customer relationship management and improved tracking.

•	Launched a completely redesigned Vocus Public Relations Suite with several new enhancements, including advanced media and outlet filtering and the ability to edit scheduled distributions.

•	Announced the closing of our small business sales operations in Manila, the closing of North Social, a business that provides standalone Facebook applications primarily to small organizations and the discontinuance of our Small Business Edition product.

•	In February 2014, announced the appointment of Steve Pogorzelski, a technology and sales veteran formerly with ClickFuel and Monster, to the position of Chief Revenue Officer at Vocus.

These achievements are part of our broader value creation strategy to move away from non-core point products to concentrate our efforts on selling integrated suites to marketing and PR professionals.

2013 Compensation Decisions

The Committee believes financial and operating performance are important in terms of managing sustained performance for the creation of long-term shareholder value. Company performance is based not only on total shareholder return (TSR) but on financial metrics including revenue, adjusted operating income and cash flow from operations. Our key executive compensation decisions for 2013 included the following:

•	Held base salaries steady for Messrs. Rudman, Vintz, Heys and Weissberg aligning with the 35th, 30th, 30th and 45th percentiles of the peer group, respectively, following a review of individual performance and peer compensation data.

•	Set total cash compensation targets (base salary plus target annual incentive) at 100% achievement of financial goals that are generally consistent with the competitive 55th percentile, although the CEO and CFO total cash compensation align to the 45th percentile of the peer group.

•	Set CEO and CFO total direct compensation targets that are generally consistent with the 60th and 65th percentile of the peer group respectively, although variable pay components make up a significant part of total direct compensation which may result in realizable pay that aligns with a lower percentile of the peer group .

•	Cash incentive awards granted to our Named Executive Officers individually ranged from 56% to 100% of their respective target levels.

•	Updated the peer group of companies which we utilize to make competitive executive compensation comparisons; improving the match to, and focusing on companies in our sector with similar size, and eliminating companies that have been acquired.

Pay for Performance

Aligning compensation paid to our NEOs with company performance is at the core of our compensation philosophy. Compensation paid to our CEO is one example of how we adhere to this philosophy. In 2013, our overall financial performance was below several of our internal targets, and these factors negatively impacted the compensation of our CEO, as intended by the design of our compensation program. Additionally, Mr. Rudman’s compensation relates appropriately to our TSR over time. The table below shows the comparison of Mr. Rudman’s total compensation1 from the “Summary Compensation Table” to our indexed TSR2 over the past five fiscal years, as well as Mr. Rudman’s realizable total compensation3 which is actual paid cash compensation plus in-the-money or period-ending value of awards granted during the year:

1	Reported in thousands.
2	Indexed TSR was calculated based on an assumed $100 investment in Vocus common stock on December 31, 2008 and then adjusted for each year based on the return that would have been made on that investment as of December 31 of each year.
3	Reported in thousands.

The “Compensation Discussion and Analysis” and the tables and narratives disclose CEO compensation in compliance with required SEC reporting rules. However, such compensation disclosures may obscure the degree to which pay and performance were linked in any given year. In assessing our compensation programs and making compensation determinations, it is important to note that the Compensation Committee evaluates the pay for performance link by assessing the relationship of compensation that would be earned—especially equity award values actually generated—to our business performance for the corresponding year or period. The Compensation Committee believes that this view of realizable pay more precisely demonstrates the link between pay and performance than relying on pay numbers generated, for example, by accounting values established at the grant date for equity awards. For example, many stock option awards may have little to no value because of our current stock price and the exercise price of the award. So our NEOs realizable total compensation may be much less than the target peer group thus keeping compensation aligned with TSR.

The following charts demonstrate the alignment between Mr. Rudman’s realizable pay and our performance over the last one and three year periods compared to the Vocus peer group described in more detail under “Benchmarking”. While TSR is an important financial metric, the Committee believes financial and operating performance are also important in terms of managing sustained performance for the creation of long-term shareholder value. As such, Company performance or “Composite Performance” is based not only on TSR but on the financial metrics used in our annual cash incentive plan, including revenue, adjusted operating income and cash flow from operations. The resulting comparison shows that Mr. Rudman’s realizable pay is reasonably aligned with our Composite Performance.

Three-Year (2011-2013) Realizable

Pay and Performance

One-Year (2013) Realizable

Pay and Performance

Over the one- and three-year periods of 2011 through 2013, our Composite Performance approximated the 13th percentile of the peer group, for both the one- and three year periods, while Mr. Rudman’s aggregate realizable compensation over the same period approximated the 31st and 5th percentiles of the Vocus Peer Group’s CEOs, respectively.

Corporate Governance

Our pay practices emphasize good governance and market practice, and are designed to incentivize long-term shareholder value creation while providing total compensation opportunities that will allow us to attract, retain and motivate highly talented executives. To this end:

•	Total direct compensation is competitively targeted at the median of our peer group, but the CEO and CFO actual total direct compensation resulted in compensation approximating the 35th percentile of the peer group, with an emphasis on long-term equity incentives.

•	Base salaries approximate the 40th percentile of the peer group, although the CEO and CFO base salaries align with the 25th and 35th percentiles of the peer group respectively.

•	Annual bonus payouts are performance based, and in 2013 the Company did not make any additional discretionary or guaranteed bonus payments (other than the annual bonus payments).

•	Total cash compensation at 100% achievement of target approximates the 55th percentile of the peer group.

•	We have very limited perquisites which are not integral to our compensation program. For example, we do not have perquisites such as club memberships or financial planning services, and we do not have any separate executive retirement plan that is not generally available to all employees.

•	The Compensation Committee has authority to select, retain and/or replace any compensation or other outside consultant for assistance in the evaluation of director, CEO or other executive officers’ compensation, including the sole authority to approve the consultant’s fees and other retention terms. The Compensation Committee has used an independent compensation consultant to aid in the evaluation of our executive compensation program. Such consultant does not provide any services to our management and had no prior relationship with our management prior to its engagement by the Compensation Committee.

•	We maintain a strong risk management program, which includes our Compensation Committee’s significant oversight of the ongoing evaluation of the relationship between our compensation programs and risk. The details of this risk assessment can be found below in the section entitled “Compensation Risk Assessment.”

•	Our 2005 Stock Award Plan prohibits restricted stock awards from being sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the award holders. Additionally, all of our directors, officers and restricted employees are subject to our Insider Trading Policy. Our Insider Trading Policy prohibits, among other things, insiders from engaging in short-term or recurring speculative transactions in our securities, including (i) short sales, (ii) short-term trading, (iii) any short-term or speculative transaction whereby the insider could profit from a decline in our stock price, and (iv) transactions involving publicly traded options or other derivatives, such as trade in puts or calls in our stock.

•	In February 2014, our Board adopted stock ownership guidelines for our CEO and other executive officers.

•	In February 2014, the Board adopted a clawback policy applicable to our executive officers, providing our Board with the ability to require the reimbursement or forfeiture of cash incentive-based compensation in the event of fraud or intentional misconduct that results in the required restatement of our financial statements.

Stockholder Advisory Vote on Executive Compensation

At our 2013 Annual Meeting of the Stockholders (the “2013 Annual Meeting”), we provided our stockholders with the opportunity to vote, on an advisory basis, to approve the compensation of our NEOs as described in our proxy statement for the 2013 Annual Meeting. Our stockholders did not approve the compensation of our NEOs with 45% of the votes cast in favor of such compensation (the “2013 Say-on-Pay Vote”).

While this vote was, and will continue to be, advisory and non-binding, to the extent there is a significant vote against the compensation of our NEOs, we will consider stockholder concerns and the Compensation Committee and Board will evaluate whether any actions are necessary to address those concerns. We have carefully considered the 2013 Say-on-Pay Vote and its implications for our executive compensation philosophy, program and practices, and for our executive compensation disclosure practices. In 2013, as in previous years, the Compensation Committee engaged an independent compensation consulting firm to conduct an overall review of our executive compensation practices. The Compensation Committee also undertook an in-depth analysis of our executive compensation.

In connection with the 2013 Say-on-Pay Vote, a member of the Compensation Committee and our Chief Financial Officer reached out to major stockholders to understand their thinking about our executive compensation programs and policies and reported back to the Compensation Committee. Our outreach included discussions with institutional stockholders (including representatives of mutual fund families, investment managers, non-U.S. investment funds, and pension funds), review of written correspondence submitted by stockholders to the Board or management, internal discussions with employees, analysis of market practices at peer companies, advice from the Compensation Committee’s independent compensation consultant, and discussions with proxy advisory services and corporate governance research firms, regarding our executive compensation programs and Board decisions.

As a result of these discussions and in light of the outcome of our 2013 Say-on-Pay Vote, we modified our executive compensation programs and policies in significant ways, including:

•	Engaged an independent national executive compensation consulting firm to help us improve our executive compensation practices (as we have done in previous years);

•	Did not increase the chief executive officer’s salary or bonus for 2014;

•	Aligned target total direct compensation of our chief executive officer roughly with the median compensation level of peer company chief executive officers;

•	Eliminated gross-up provisions by revising the chief financial officer’s employment agreement in March 2014;

•	Implemented double-trigger vesting on equity awards in 2014 and thereafter by revising employment agreements for executive officers to eliminate single-trigger vesting;

•	Adopted stock ownership guidelines for our CEO and other executive officers; and

•	Adopted a clawback policy applicable to our executive officers, providing our Board with the ability to require the reimbursement or forfeiture of cash incentive-based compensation in the event of fraud or intentional misconduct that results in the required restatement of our financial statements.

We believe that we have responded appropriately to the concerns expressed by our stockholders and that our executive compensation arrangements closely align the interests of our NEOs with the interests of our stockholders. We value the feedback from stockholders on this matter and will continue to conduct outreach to obtain such feedback.

Compensation Philosophy and Objectives

We believe strongly in pay-for-performance and measurement of quantifiable results. While compensation for the CEO and other executive officers should reflect the marketplace for similar positions, a significant portion of their compensation is earned based on our financial performance and the financial performance of each executive’s area of responsibility. Quantifiable financial performance objectives related to topline growth, profit margins and cash flow are established in advance and recommended by the Compensation Committee for approval by the full Board, early in the year. Our emphasis on measurable performance objectives emanates from our belief that sustained strong financial performance is an effective means of enhancing long-term stockholder return. Although qualitative objectives are important to the effective management of the Company, we do not tie incentive compensation to such qualitative objectives.

Our executive compensation program is intended to:

•	Attract, retain, motivate and reward highly qualified executive officers who create value for our stockholders;

•	Reinforce our performance oriented, results-based culture that rewards individual, team and corporate success;

•	Reflect the financial resources available to us based on our Board-approved annual business plan and our strategic objective to increase stockholder value;

•	Encourage company performance without encouraging excessive risk by using a mix of compensation elements; and

•	Consider corporate tax deductions and accounting rules when appropriate.

Key elements of our executive compensation program include:

•	Annual base salaries that are competitive relative to other public technology companies in our peer group;

•	Cash bonuses that are solely based on financial performance;

•	Long-term incentive compensation that is delivered through a combination of stock option and restricted stock awards, and in 2014, performance-based restricted stock unit awards; and

•	A balanced portfolio emphasizing variable and long-term compensation.

We believe that our executive compensation program makes a significant contribution to our success, mirrors our culture, promotes employee commitment to our Company, and adheres to high standards of corporate governance. We have created a compensation program that has a mix of short-term and long-term components, cash and equity elements and fixed and contingent payments in proportions that we believe will provide appropriate incentives to retain and incentivize our NEOs and other senior executives and attract newly hired NEOs and executives.

Compensation Committee Oversight of Executive Compensation

The Compensation Committee has overall responsibility for recommending the compensation of our Chief Executive Officer, or CEO, and other executive officers to the Board of Directors for approval. Each member of the Committee is appointed by the Board and has been determined by the Board to be an independent director under applicable NASDAQ Marketplace Rules.

At the beginning of each year, the Compensation Committee reviews the preceding year’s performance of the Company and of each individual executive officer, as well as each executive officer’s compensation, tenure, past employment experience and compensation history, and potential to contribute to our future growth. At that time, the Committee determines each executive officer’s compensation for the new year. As part of the Committee’s review, the CEO delivers a report on the performance of the Company and of each executive officer, including a self-assessment of his own performance. The CEO also proposes compensation packages for the executive officers (except for the CEO) based on the competitive benchmarking analysis provided by an independent compensation consultant, which the Committee considers in making its decisions. The Committee makes regular reports to the full Board of Directors on the Committee’s activities, and the Committee prepares an annual report on executive compensation.

Compensation Consultant

The Compensation Committee has the sole authority to select, retain and/or replace any compensation or other outside consultant for assistance in the evaluation of director, CEO or other executive officers’ compensation, including the sole authority to approve the consultant’s fees and other retention terms. In 2013, the Compensation Committee selected Pearl Meyer & Partners, or PM&P, as its compensation consultant. The Committee considers PM&P to be independent and selected PM&P because of its experience in compensation consulting, and its knowledge of compensation practices in the technology industry. PM&P does not serve as the Company’s independent registered public accounting firm. Services provided by the consultant have included evaluating our existing executive officer and director compensation based on market comparables, analyzing compensation design alternatives and advising us on proxy statement disclosure rules. The consultant did not provide specific recommendations on compensation decisions regarding the CEO or other executive officers.

The Compensation Committee regularly reviews the services provided by its outside consultants and believes that PM&P is independent in providing executive compensation consulting services. In 2013, the Compensation Committee conducted a specific review of its relationship with PM&P and determined that PM&P’s consulting work for the Compensation Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and by the SEC and the NASDAQ. The Compensation Committee continues to periodically monitor the independence of its compensation consultant.

In October 2013, the Compensation Committee again selected PM&P as its compensation consultant for 2014.

Benchmarking

The Compensation Committee considers competitive benchmarking data in the establishment of base salaries, incentive targets, equity awards and total compensation levels. For purposes of comparing our executive compensation program with market practices, the Compensation Committee, with the assistance of our compensation consultant, reviews executive compensation from a group of peer companies, which we refer to as the “Vocus Peer Group.” In November 2012, the Compensation Committee, after considering the recommendation of PM&P, approved the Vocus Peer Group based on the pre-defined selection criteria set forth below:

•	industry and product/services similarity;

•	annual revenues between $88 million and $481 million, which is approximately one-half to three-and-a-half times our revenue at the time the peer group was approved by the Compensation Committee; and

•	market capitalization between $214 million and $3.3 billion, which is approximately three-fourths to ten times our market capitalization at the time the peer group was approved by the Compensation Committee.

The Vocus Peer Group for purposes of setting 2013 annual executive compensation included the 15 companies listed below. These companies are technology companies that provide business applications software, frequently through an on-line, on-demand, or software-as-a-service model. While not necessarily direct competitors of Vocus, these companies have similar business models or size, are routinely used as comparable companies by analysts and investors and compete with us for executive talent.

Actuate Corp.	DemandTec, Inc.	RightNow Technologies, Inc.
Ariba, Inc.	Kenexa Corporation	SuccessFactors
Blackboard, Inc.	Keynote Systems, Inc.	Taleo Corp.
Concur Technologies, Inc.	LogMeIn, Inc.	Ultimate Software Group Inc.
Constant Contact, Inc.	NetSuite, Inc.	Websense Inc.

The Compensation Committee used information about the Vocus Peer Group to provide context for its compensation decision-making for 2013. Data from the 2013 Vocus Peer Group companies was compiled during November and December 2012. After the peer group companies are selected, PM&P prepares and presents a report to the Compensation Committee summarizing the competitive data and comparisons of our NEOs to the comparable company market data, based on executive officers at the peer group companies who have similar jobs as our NEOs, utilizing publicly available data from the comparable companies and broad survey data (reflecting companies of similar size in the high-technology and software industries). We use the broad survey data in conjunction with peer group data in evaluating our compensation practices for NEOs other than the CEO and CFO since all peer companies have these roles. Data from survey sources and the peer companies are combined to develop a market composite which is based on an average of survey data and peer company data. The Compensation Committee does not rely upon data from any individual company participating in any of the surveys in making compensation decisions. Each element of our compensation is reviewed as part of this analysis and evaluation.

The Committee concluded the following based on the results of PM&P’s benchmarking study:

•	Total direct compensation targets (base salary plus target annual incentive plus fair value of equity incentive awards) at 100% achievement of financial goals generally approach the competitive 60th percentile, although both the CEO and CFO total direct compensation aligns with the 35th percentile of the peer group;

•	Base salaries are generally consistent with the competitive 40th percentile, although the CEO and CFO base salaries align with the 25th and 35th percentiles of the peer group respectively; and

•	Total cash compensation targets (base salary plus target annual incentive) at 100% achievement of financial goals are generally consistent with the competitive 55th percentile, although the CEO and CFO total cash compensation aligns with the 40th and 50th percentiles of the peer group respectively.

In December 2013, PM&P again provided benchmarking information to the Compensation Committee. The Vocus Peer Group was reviewed and revised for purposes of setting 2014 annual executive compensation and includes the 15 companies listed below. The Vocus Peer Group was revised for 2014 to eliminate those peers that had been acquired and to include new on-line, on-demand and software-as-a-service companies similar to the company in size and/or business model.

Actuate Corp.	Keynote Systems, Inc.	Responsys, Inc.
Blackbaud, Inc.	LivePerson, Inc.	Synchronoss Technologies, Inc.
Callidus Software Inc.	LogMeIn, Inc.	Tangoe, Inc.
Concur Technologies, Inc.	NetSuite, Inc.	Ultimate Software Group Inc.
Constant Contact, Inc.	RealPage, Inc.	Websense, Inc.

Elements of Vocus’ Executive Compensation Program

Our executive compensation program consists of five basic elements—base salary; quarterly variable incentive bonuses; long-term incentive compensation that is currently delivered through a combination of stock options and restricted stock, and performance-based restricted stock units in 2014; employee benefits; and retention features such as employment agreements and change-in-control provisions. The remainder of this section provides details on each of these elements of our executive compensation program.

Base Salary

The base salary for each of our executive officers is initially established through negotiation at the time of hire, based on such factors as the officer’s qualifications, experience, prior salary and competitive salary information. Any increases thereafter are determined by an assessment of the officer’s sustained performance as well as competitive salary information.

The Compensation Committee established 2013 base salaries for Vocus’ executive officers in February 2013, based on PM&P’s benchmarking study and the Committee’s assessment of each officer’s sustained performance. In determining base salaries for executive officers other than the CEO, the Committee requested and received information from the CEO on the executive officer’s performance and contributions. The Compensation Committee considered economic, market, individual and company factors in its deliberations about executive compensation for 2013. In February 2013, the Committee and the Board approved the 2013 base salaries set forth in the table below for Messrs. Rudman, Vintz, Heys and Weissberg, respectively. The 2013 base salary changes for our executive officers reflect the annual review based on performance, compensation of market comparables and promotional increases.

Name	Position	2012 Base Salary	2013 Base Salary	% Change
Richard Rudman	CEO, President and Chairman	$450,000	$450,000	0%
Stephen Vintz	EVP, CFO, Treasurer and Secretary	$325,000	$325,000	0%
Mark Heys	Chief Technology Officer	$240,000	$240,000	0%
Norman Weissberg	Senior Vice President, North American Sales	$275,000	$275,000	0%

In February 2014, the Committee did not approve a raise of base salary for Messrs. Rudman or Weissberg. The Committee approved base salary raises of 8% and 15% for Messrs. Vintz and Heys, respectively. The Board established the 2014 base salaries for Messrs. Rudman, Vintz and Heys at $450,000, $350,000 and $275,000, respectively. Mr. Weissberg ceased to be an executive officer in February 2014 and his salary remained $275,000.

Cash Bonus Compensation

Our bonus compensation is paid in cash quarterly and is intended to reward executive officers for short-term performance. Early in 2013, the CEO proposed specific financial objectives and targets for each executive officer, which were then approved by the Compensation Committee and the Board. The objectives and targets were derived directly from our business plan for 2013, as approved by the Board of Directors, and were considered by the Board to be achievable but challenging. The objectives were based on the following:

•	Topline, which consists of total company sales plus revenue. Total company sales include amounts invoiced to customers under our subscription and related agreements as well as transaction-based sales from our e-commerce offerings;

•	Pro forma operating income, which consists of income from operations excluding stock-based compensation, amortization of acquired intangible assets, acquisition related expenses, the effect of adjustments to deferred revenue related to purchase accounting and adjustments to the fair value of contingent consideration for acquisition earn-outs; and

•	Free cash flow, which consists of cash provided by operating activities less cash paid for purchases of property and equipment, net of proceeds from disposals and capitalized software development costs plus excess tax benefits from stock-based compensation.

The Committee also approved additional sales objectives for executives with primary sales responsibilities.

The Committee has set a minimum threshold for each specific financial objective. For topline incentive, at least 92% of the objective must be obtained in order to earn any payout under that objective. The payout for topline incentive is incrementally adjusted by 20% for performance that results in each incremental 2% variance to the target. For example, an executive officer would earn a 60% payout if 96% of the topline target were achieved, and would earn a 140% payout if 104% of the target were achieved.

	Threshold	Target	Maximum
Topline percentage of target	92%	100%	110%
Payout as a percentage of target	20%	100%	200%

For operating income and free cash flow incentives, at least 75% of the objective must be obtained in order to earn any payout under that objective. The payout for such incentives is incrementally adjusted by 30%, 20%, 15%, 10%, 5%, 5%, 10%, 15%, 20% and 30% for performance that results in each incremental 5% variance to the target. For operating income and free cash flow incentives, an executive officer would earn an 85% payout if 90% of the performance target were achieved, and would earn a 115% payout if 110% of the target were achieved. If the target is achieved for an objective, the executive will receive 100% of the eligible payout for that specific objective.

	Threshold	Target	Maximum
Operating income/FCF percentage of target	75%	100%	125%
Payout as a percentage of target	20%	100%	180%

For performance that exceeds 110% of the topline target the payout is 200%, and for performance that exceeds 125% of the operating income and free cash flow targets, the payout is 180%, although such levels were not achieved in 2013. Payouts for additional sales objectives are also determined using the scales set forth above.

The pay-for-performance relationship is graphically demonstrated below:

Cash bonus compensation that was earned during 2013 was calculated and paid shortly after the end of each quarter. Total amounts earned during 2013 (including the fourth-quarter bonus compensation that was paid in early 2014) are disclosed in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” Our financial performance during the year versus the pre-established targets resulted in 2013 non-equity incentive plan compensation as follows:

Name	Position	Base Salary as % of Cash Comp Target	Bonus as % of Cash Comp Target	Total Cash Target (Base Salary + Bonus)	Actual 2013 Incentive as % of Target	2013 Bonus Paid	2013 Total Cash
Richard Rudman	CEO, President and Chairman	50%	50%	$900,000	34%	$153,968	$603,968
Stephen Vintz	EVP, CFO, Treasurer and Secretary	59%	41%	$550,000	34%	$76,984	$401,984
Mark Heys	Chief Technology Officer	64%	36%	$375,000	22%	$30,024	$270,024
Norman Weissberg (1)	Senior Vice President, North American Sales	52%	48%	$525,000	17%	$42,769	$317,769

(1)	Mr. Weissberg ceased to be an executive officer in February 2014.

In February 2014, as part of the salary review process, the Compensation Committee established the annual cash bonus compensation targets for Messrs. Rudman, Vintz and Heys at $450,000, $225,000 and $150,000, respectively. Mr. Weissberg ceased to be an executive officer in February 2014. As a result, 2014 total cash compensation targets for our NEOs at 100% achievement of financial goals aligns to approximately the 50th percentile of the comparable peer companies.

Prior to February 2014, there was no provision for repaying quarterly cash bonuses upon a financial restatement, should one occur, however, in February 2014, the Board adopted a clawback policy applicable to our executive officers, providing our Board with the ability to require the reimbursement or forfeiture of cash incentive-based compensation in the event of fraud or intentional misconduct that results in the required restatement of our financial statements.

Long-Term Incentive Compensation

We typically grant stock options and/or restricted stock to executive officers and other employees at the time of hire to motivate employees to build long-term stockholder value and as a retention tool to incentivize employees to remain employed with us. Thereafter, additional awards may be made at varying times and in varying amounts to reward an executive officer for past performance, to provide a continuing incentive for future performance and to further align executive officer and stockholder interests. Such grants are determined by an assessment of the NEOs performance and responsibilities, company performance as well as competitive salary information. In 2013, our long-term incentive compensation consisted of both stock option and restricted stock awards.

Long-term incentive compensation is weighted more heavily toward performance-based measures with approximately 2/3 of the long-term incentive compensation being stock options for which realizable value is related to our stock price and 1/3 being time-based restricted stock awards. Stock option awards provide a continuing incentive for future individual and company performance and to align executive officer and stockholder interests because their realizable value is determined by our stock price. The restricted stock awards, which vest over time, provide incentive for an executive officer to remain employed with us. Our NEO’s realizable total compensation may be much less than the target peer group (thus keeping compensation aligned with TSR) because many stock option awards may have little to no value because of our current stock price and the exercise price of the award.

Details on restricted stock awards granted during 2013 to our CEO and other NEOs may be found in the table entitled “Grants of Plan-Based Awards.” Details on stock option awards exercised in 2013 by our CEO and other NEOs and restricted stock awards vested in 2013 may be found in the table entitled “Option Exercises and Stock Vested.” Details on all outstanding stock option awards and restricted stock award grants of our CEO and other NEOs as of the end of 2013 may be found in the table entitled “Outstanding Equity Awards at Fiscal Year End.”

All executive officers received both stock option and restricted stock awards in 2013. In 2013, Vocus’ long-term incentive compensation targets ranged from the 25th to 50th percentile of the peer group. Consistent with our governance standards, these awards were approved by the Compensation Committee and the Board of Directors and vest annually over four years. Grants of stock options and restricted stock in 2013 were awarded under our 2005 Stock Award Plan. On February 21, 2013, we made the following equity awards to our NEOs which are further disclosed in the “Grants of Plan Based Awards Table”:

Name	Option Award	Option Exercise Price	Stock Awards
Richard Rudman	219,442	$13.94	64,186
Stephen Vintz	114,597	$13.94	33,574
Mark Heys	73,147	$13.94	21,395
Norman Weissberg	60,956	$13.94	18,104

In February 2014, the Board awarded restricted stock and performance-based restricted stock units to the CEO and other NEOs, except for Mr. Weissberg who ceased to be an executive officer in February 2014 and therefore did not receive an equity grant, for the 2014 fiscal year as set forth below. The vesting of the restricted stock units is tied to the achievement of a performance goal measured at the end of a one year performance period commencing on January 1, 2014. The actual number of shares of Vocus, Inc. common stock into which the restricted stock units will convert will be calculated by multiplying the target number of restricted stock units by a percentage ranging from 0% to 200% based on the actual level at which the performance goal is attained.

In determining the number of restricted shares and restricted stock units to award, the Committee focused on the level of grants made by peer group companies, the absolute number of shares granted and the cost of those grants as required to be recognized as expense in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. These equity awards were approved by the Compensation Committee and the Board and vest annually over three years.

Name	Stock Award	Stock Units at 100%
Richard Rudman	72,000	72,000
Stephen Vintz	53,000	53,000
Mark Heys	40,000	40,000

Employee Benefits and Executive Perquisites

The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our CEO and other executive officers. Except for a very limited number of items, as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” and described below, or items that are immaterial in amount, we generally do not provide our CEO and other executive officers with special benefits and perquisites that are not otherwise available to all employees. We believe that such limited benefits and perquisites are not unusual in our industry.

The CEO and other executive officers participate in the same employee benefit plans as all other employees. The employee benefit programs, which are reviewed periodically by the Compensation Committee, include a 401(k) retirement program to which we make contributions and various health and welfare benefit programs. We believe that these programs are generally consistent with technology industry practice for companies of our size and financial position. We also reimburse certain costs related to travel, or associated with the officer’s or their spouse’s participation in certain events undertaken in connection with the Company.

Retention Programs

Consistent with peer-group practice (as determined in consultation with the compensation consultant’s research), we have entered into employment agreements with all of our executive officers. The purpose of these employment agreements is to enhance our executive recruiting and retention efforts by following industry practices, and to provide our executives with reasonable levels of security while being responsible in the potential use of shareholder assets. PM&P’s research indicated that the severance-related benefits provided to our executive officers are generally consistent with peer-group practices.

On March 31, 2014, the Company and each of Messrs. Vintz and Heys entered into an employment agreement. The employment agreements were entered into to update and replace the employment agreements previously entered into by the Company and Messrs. Vintz and Heys on December 6, 2005, as a result of the Company’s review of its prior forms of employment agreement with its executive officers, as noted in the Company’s proxy statement filed April 25, 2013 with respect to the 2013 annual meeting of stockholders. The Company and Mr. Rudman entered into a similar employment agreement in May 2013 (collectively with Messrs. Vintz and Heys’ agreements, the “Employment Agreements”).

The Employment Agreements include provisions for the payment of certain amounts and as well as the accelerated vesting of unvested equity awards upon the termination of the employee’s employment by the Company without cause or his resignation for good reason within 90 days prior to or 6 months after the effective date of a change in control (as defined in the Employment Agreements).

Thus, the Employment Agreements eliminate the “single-trigger” acceleration of vesting of equity awards granted hereafter; however, for Messrs. Vintz and Heys equity awards granted prior to 2014 will continue to be governed by the acceleration provisions set forth in the equity award agreement for each such award.

Messrs. Rudman and Vintz’ employment agreements also eliminate the tax gross-up provisions that were in their prior agreements.

Our employment agreement with Mr. Weissberg includes a 12-month window, beginning six months after a change in control, during which Mr. Weissberg would be able to resign for any reason and receive severance payments.

Stock Ownership Guidelines

In February 2014, our Board adopted stock ownership guidelines for our CEO and other executive officers. The Committee recognizes that the CEO and other NEOs hold a significant number of shares and/or stock options and thus are strongly aligned with stockholder interests, but our discussions with shareholders and proxy advisory firms showed that such guidelines are important to investors. While our compensation consultant’s research did not indicate that stock ownership programs are prevalent among our peer group, the Committee determined that it was in the best interest of the Company and shareholders to have stock ownership and retention guidelines.

Element	Terms
Salary Multiple	CEO: 3X base salary Other NEOs: 1X base salary Directors: 3x annual retainer

Shares Counted	Actual shares held, unvested time-based restricted stock and exercisable, in-the-money value of stock options

Disposition Guidelines	Executives/directors that are noncompliant with the ownership guidelines are required to retain 50% of their net after-tax profit in shares obtained from stock option exercises or shares vesting until the ownership guideline level is met

Compliance Assessment	After 5 years

Compliance Changing to Non-compliance	If NEO/director deemed in compliance and subsequently falls out of compliance, individual has 12 months to get back in compliance before disposition guideline is applied

Additionally, our CEO and lead director have each made open market purchases of our shares as set forth in the table below.

Name	Shares Purchased	Date
Richard Rudman	70,000	2/28/2013
Kevin Burns	25,000	5/20/2013

Policy Against Short Sales and Other Put-Equivalent Investment Transactions

Our 2005 Stock Award Plan prohibits restricted stock awards from being sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the award holders.

Additionally, all of our directors, officers and restricted employees are subject to our Insider Trading Policy. Our Insider Trading Policy prohibits, among other things, insiders from engaging in short-term or recurring speculative transactions in our securities, including (i) short sales, (ii) short-term trading, (iii) any short-term or speculative transaction whereby the insider could profit from a decline in our stock price, and (iv) transactions involving publicly traded options or other derivatives, such as trade in puts or calls in our stock.

Impact of Regulatory Requirements

The Compensation Committee considers regulatory requirements and their impact when making executive compensation decisions concerning the CEO and other executive officers. Regulatory requirements that influence the Committee’s decisions include:

•	Internal Revenue Code Section 162(m): Section 162(m) of the Internal Revenue Code disallows a tax deduction to public companies for compensation not deemed to be performance-based over $1,000,000 paid for any fiscal year to the CEO and other executive officers. We attempt to qualify executive compensation for deductibility under applicable tax laws to the fullest extent practicable. We believe that both our quarterly variable incentive bonuses and our stock option awards qualify for the performance-based exception. The Compensation Committee will not, however, necessarily seek to limit executive compensation to the amount deductible under Section 162(m). As an example, the restricted stock awards made in 2013 are unlikely to qualify for the performance-based exception.

•	Internal Revenue Code Section 409A: We believe that employees will not be subject to any tax penalties under 409A as a result of participating in any of our compensation programs or agreements.

•	Section 280G of the Code disallows a company’s tax deduction for “excess parachute payments,” which arise if payments that are contingent upon a change of control are paid to certain persons in an amount equal to or greater than three times the person’s base amount (the five-year average of Form W-2 compensation). The amount of an “excess parachute payment” is equal to the amount by which these payments exceed the person’s base amount. Additionally, Code Section 4999 imposes a 20% excise tax on the amount of the excess parachute payments (the “Excise Tax”) on any person who receives them. The Company’s employment agreements with its executive officers entitle the executives to payments in connection with a change in control that may result in excess parachute payments.

Compensation Risk Assessment

The Compensation Committee has reviewed and discussed the structure of our compensation programs to assess whether any aspect of the programs could potentially encourage or motivate employees to take inappropriate risks or introduce excessive business risks that could threaten our operating results, financial condition or affect long-term shareholder value. During 2013, at the direction of the Compensation Committee, our compensation practices and policies were reviewed by the Compensation Committee’s independent compensation consultant, PM&P, and the findings were presented to the Compensation Committee.

Based on its annual review, the Compensation Committee believes that our compensation programs represent an appropriate balance of short- and long-term compensation and do not encourage executive officers or other employees to take unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the company. The Committee’s review also considered our internal controls, policies and risk-mitigating components in our incentive arrangements currently in place, as well as the Committee’s formal review and discussion.

In regard to the compensation program relative to business risk, we offer a mixture of short-term and long-term incentives to our executive officers to balance their motivations. We also have in place numerous business controls, such as maximum payout levels in executive incentive plans, approvals and audit processes to mitigate and manage the risk that may arise as a result of focus on short-term, quarterly performance. While a portion of total compensation is tied to short-term performance, the Compensation Committee concluded that emphasis on long-term incentives appropriately balances risk and aligns the executive officers’ motivations for our long-term success, including stock price performance. Additionally, Our 2005 Stock Award Plan prohibits restricted stock awards from being sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the award holders. Additionally, all of our directors, officers and restricted employees are subject to our Insider Trading Policy. Our Insider Trading Policy prohibits, among other things, insiders from engaging in short-term or recurring speculative transactions in our securities, including (i) short sales, (ii) short-term trading, (iii) any short-term or speculative transaction whereby the insider could profit from a decline in our stock price, and (iv) transactions involving publicly traded options or other derivatives, such as trade in puts or calls in our stock.

In February 2014, our compensation program also included performance-based equity awards within our executive compensation grants to ensure a portion of compensation will be tied closely to long-term stockholder interests. We also introduced stock ownership guidelines that require a level of stock ownership by our executive officers and our directors that we believe appropriately align their interests with those of our stockholders. Further, we implemented a “clawback” policy applicable to our executive officers, providing our Board with the ability to require the reimbursement or forfeiture of cash incentive-based compensation in the event of fraud or intentional misconduct that results in the required restatement of our financial statements.

Given the factors discussed above, we concluded that nothing inherent within the compensation program design increases the likelihood of a material risk being encouraged or introduced outside of the normal course of business practices

Conclusions

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10K/A.

Respectfully submitted by the Compensation Committee,

Kevin Burns, Chair Gary Golding Ronald Kaiser

Executive Compensation

The following table sets forth 2013, 2012 and 2011 compensation information for: (i) the Chief Executive Officer; (ii) the Chief Financial Officer; and (iii) our two other executive officers during 2013. We refer to these individuals collectively as the “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation		Total
Richard Rudman,	2013	$450,000	$—	$894,753	$1,675,601	$153,968	$4,605	(3)	$3,178,927
Chief Executive Officer,	2012	$450,000	$—	$644,334	$1,199,418	$473,625	$4,123	(3)	$2,771,500
President and Chairman	2011	$425,000	$—	$988,806	$1,863,478	$464,738	$2,681	(3)	$3,744,703

Stephen Vintz,	2013	$325,000	$—	$468,022	$875,032	$76,984	$3,279	(4)	$1,748,317
Executive Vice President,	2012	$325,000	$—	$307,307	$573,053	$236,813	$3,254	(4)	$1,445,427
Chief Financial Officer,	2011	$310,000	$—	$427,874	$806,374	$218,700	$4,061	(4)	$1,767,009
Treasurer and Secretary

Mark Heys (7),	2013	$240,000	$—	$298,246	$558,531	$30,024	$3,675	(5)	$1,130,476
Chief Technology Officer

Norman Weissberg (8),	2013	$275,000	$—	$252,370	$465,444	$42,769	$3,675	(6)	$1,039,258
Senior Vice President,	2012	$275,000	$—	$214,783	$399,806	$170,500	$5,966	(6)	$1,066,055
North American Sales	2011	$275,000	$—	$332,586	$626,803	$145,219	$4,523	(6)	$1,384,131

(1)	Amounts shown reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of the amounts are included in Footnote 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014.
(2)	Represents payment of cash bonus compensation discussed in the Compensation Disclosure and Analysis.
(3)	Amount reported includes $1,797, $1,815 and $1,833 for Vocus’ contributions to the individual’s accounts in Vocus’ 401(k) plan for the years 2013, 2012 and 2011 respectively; $2,808, $2,308 and $465 for personal travel paid for by Vocus, spousal attendance and other personal expenses paid by Vocus at company-related events for the years 2013, 2012 and 2011, respectively; and $1,088 and $383 as a gross-up or other reimbursement for tax payments, each for the years 2012 and 2011, respectively (no such amount was paid in 2013).
(4)	Amount reported includes $3,279, $3,254 and $3,213 for Vocus’ contributions to the individual’s accounts in Vocus’ 401(k) plan for the years 2013, 2012 and 2011, respectively; $465 for personal travel paid for by Vocus and other personal expenses paid by Vocus at company-related events in 2011 (no such amounts were paid in 2013 or 2012); and $383 as a gross-up or other reimbursement for tax payments for the year 2011 (no such amounts were paid in 2013 or 2012).
(5)	Amount reported includes $3,675 for Vocus’ contributions to the individual’s accounts in Vocus’ 401(k) plan for the year 2013.
(6)	Amount reported includes $3,675, $3,675 and $3,675 for Vocus’ contributions to the individual’s accounts in Vocus’ 401(k) plan for the years 2013, 2012 and 2011, respectively; $2,291 and $465 for personal travel paid for by Vocus, spousal attendance and other personal expenses paid by Vocus at company-related events for the years 2012 and 2011, respectively (no such amounts were paid in 2013); and $1,071 and $383 as a gross-up or other reimbursement for tax payments for the years 2012 and 2011, respectively (no such amount was paid in 2013).
(7)	Mr. Heys was appointed as an executive officer in February 2013.
(8)	Mr. Weissberg ceased to be an executive officer in February 2014.

Grants of Plan-Based Awards

The following table sets forth, for the fiscal year ended December 31, 2013, certain information regarding incentive plan awards and stock options granted to the named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Securities(2)(3)	All Other Option Awards: Number of Options Underlying Securities(2)(3)	Exercise or Base Price of Option Awards Underlying ($/share)	Grant Date Fair Value of Stock and Option Awards(4)
		Threshold	Target	Maximum
Richard Rudman	N/A	$—	$450,000	$864,000	—	—	$—	$—
	2/21/2013	$—	$—	$—	—	219,442	$13.94	$1,676,537
	2/21/2013	$—	$—	$—	64,186	—	$—	$894,753

Stephen Vintz	N/A	$—	$225,000	$432,000	—	—	$—	$—
	2/21/2013	$—	$—	$—	—	114,597	$13.94	$875,521
	2/21/2013	$—	$—	$—	33,574	—	$—	$468,022

Mark Heys	N/A	$—	$135,000	$262,980	—	—	$—	$—
	2/21/2013	$—	$—	$—	—	73,147	$13.94	$558,843
	2/21/2013	$—	$—	$—	21,395	—	$—	$298,246

Norman Weissberg(5)	N/A	$—	$250,000	$490,000	—	—	$—	$—
	2/21/2013	$—	$—	$—	—	60,956	$13.94	$465,704
	2/21/2013	$—	$—	$—	18,104	—	$—	$252,370

(1)	Represents potential amounts payable under Vocus’ cash bonus plan for 2013. Actual amounts paid based on 2013 performance are as set forth in the column titled “Non-equity Incentive Plan Compensation” in the Summary Compensation Table.
(2)	All restricted stock and stock option awards were granted pursuant to the 2005 Stock Award Plan. The grant date fair value per share was determined based on the closing share price of a share of our common stock on the date of grant.
(3)	The restricted stock and stock option awards vest in four equal annual installments beginning on February 21, 2014.
(4)	Amounts shown reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 using the Black-Scholes model ($7.64 on February 21, 2013).
(5)	Mr. Weissberg ceased to be an executive officer in February 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by the named executive officers at December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options—Exercisable	Number of Securities Underlying Unexercised Options—Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested		Market Value of Shares or Units That Have Not Vested(9)
Richard Rudman	371,243	—		$9.00	12/6/2015	36,472	(5)	$415,416
	92,485	46,243	(1)	$14.40	2/25/2020	20,878	(6)	$237,800
	70,499	70,498	(2)	$23.68	3/22/2021	27,229	(7)	$310,138
	42,077	126,232	(3)	$13.25	3/30/2022	64,186	(8)	$731,079
	—	219,442	(4)	$13.94	2/21/2023

Stephen Vintz	29,624	14,812	(1)	$14.40	2/25/2020	17,395	(5)	$198,129
	30,507	30,506	(2)	$23.68	3/22/2021	9,034	(6)	$102,897
	20,104	60,310	(3)	$13.25	3/30/2022	8,722	(7)	$99,344
	—	114,597	(4)	$13.94	2/21/2023	33,574	(8)	$382,408

Mark Heys	24,421	12,211	(1)	$14.40	2/25/2020	12,157	(5)	$138,468
	22,431	22,431	(2)	$23.68	3/22/2021	6,643	(6)	$75,664
	14,026	42,077	(3)	$13.25	3/30/2022	7,190	(7)	$81,894
	—	73,147	(4)	$13.94	2/21/2023	21,395	(8)	$243,689

Norman Weissberg(10)	29,624	14,812	(1)	$14.40	2/25/2020	12,157	(5)	$138,468
	23,713	23,713	(2)	$23.68	3/22/2021	7,022	(6)	$79,981
	14,026	42,077	(3)	$13.25	3/30/2022	8,722	(7)	$99,344
	—	60,956	(4)	$13.94	2/21/2023	18,104	(8)	$206,205

(1)	The option awards become exercisable in one installment on February 25, 2014.
(2)	The option awards become exercisable in two equal installments on March 22, 2014 and 2015.
(3)	The option awards become exercisable in three equal installments on March 30, 2014, 2015 and 2016.
(4)	The option awards vest in four equal installments on February 21, 2014, 2015, 2016 and 2017.
(5)	The stock awards vest in three equal installments on March 30, 2014, 2015 and 2016.
(6)	The stock awards vest in two equal installments on March 22, 2014 and 2015.
(7)	The stock awards vest in one installment on February 25, 2014.
(8)	The stock awards vest in four equal installments on February 21, 2014, 2015, 2016 and 2017.
(9)	The market value of these stock awards is based on the closing price of our common stock on the NASDAQ Global Market on December 31, 2013 which was $11.39.
(10)	Mr. Weissberg ceased to be an executive officer in February 2014.

Option Exercises and Stock Vested

The following table sets forth for the fiscal year ended December 31, 2013 certain information regarding options exercised by the Named Executive Officers and the vesting of restricted stock held by the Named Executive Officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Richard Rudman	—	$—	117,326	$1,595,388
Stephen Vintz	—	$—	36,537	$498,654
Mark Heys	—	$—	27,064	$369,414
Norman Weissberg(2)	—	$—	33,786	$460,211

(1)	The value realized is calculated by multiplying the closing per share price of our common stock on the NASDAQ Global Market on the vesting date by the number of shares acquired on vesting.
(2)	Mr. Weissberg ceased to be an executive officer in February 2014.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

        Under our employment agreement with Mr. Rudman, if Mr. Rudman’s employment is terminated by us without cause, or by Mr. Rudman for good reason, he would be entitled to continue to receive his base salary, target bonus and benefits for 12 months following the date of termination. During the severance period, any options, restricted stock or other equity awards received would also continue to vest in accordance with their original vesting schedules and would remain exercisable. Mr. Rudman’s employment agreement also includes provisions for the payment of 150% of his base salary and target bonus, benefits for 18 months following the date of termination as well as the accelerated vesting of unvested equity awards upon the termination of Mr. Rudman’s employment by the Company without cause or his resignation for good reason within 90 days prior to or 6 months after the effective date of a change in control.

Under our employment agreements (those agreements in effect prior to March 31, 2014) with Messrs. Vintz, Heys and Weissberg, if such executive’s employment is terminated by us without cause, or by the executive for good reason, the executive would be entitled to continue to receive his base salary and benefits for 12 months following the date of termination (6 months for Mr. Heys). During the severance period, any options, restricted stock or other equity awards received by these executives would also continue to vest in accordance with their original vesting schedules and would remain exercisable. If the termination occurred following a change of control, Mr. Heys’s agreement provided for the immediate accelerated vesting of a portion of his unvested equity awards. Each executive would also have the right to resign at any time during the one-year period beginning six months after a change of control of Vocus and receive the same severance and benefits as if his employment were terminated by us without cause or by the executive with good reason.

Additionally, we would also be obligated to make additional payments to Mr. Vintz or Mr. Weissberg if any excise taxes pursuant to Section 4999 of the Internal Revenue Code were incurred on account of the benefits and payments provided under the agreements. The additional payments would be in an amount such that, after taking into account all applicable federal, state and local taxes applicable to such additional payments, the terminated executive would be able to retain from such additional payments an amount equal to the excise taxes that are imposed without regard to these additional payments. This tax gross-up provision was eliminated in the new employment agreements (see below).

On March 31, 2014, the Company and each of Messrs. Vintz and Heys entered into an employment agreement to update and replace the employment agreements previously entered into by the Company and Messrs. Vintz and Heys on December 6, 2005. If the employee’s employment is terminated by us without cause, or by the employee for good reason, he would be entitled to continue to receive his base salary and benefits for 12 and 6 months respectively following the date of termination. During the severance period, any options, restricted stock or other equity awards received would also continue to vest in accordance with their original vesting schedules and would remain exercisable.

These employment agreements also include provisions for the payment of 100% of base salary and continued benefits for 12 months following the date of termination, as well as the accelerated vesting of unvested equity awards upon the termination of the employee’s employment by the Company without cause or his resignation for good reason within 90 days prior to or 6 months after the effective date of a change in control. Mr. Vintz would also be entitled to his target bonus upon such a termination.

Thus, Messrs. Vintz and Heys’ new employment agreements eliminate the “single-trigger” acceleration of vesting of equity awards granted in 2014 and thereafter; however, Messrs. Vintz and Heys equity awards granted prior to 2014 will continue to be governed by the acceleration provisions set forth in the equity award agreement for each such award and described above.

All of these severance benefits are conditioned upon the executive complying with any covenants regarding non-disclosure of confidential information, assignment of intellectual property rights, non-competition and/or non-solicitation applicable to the executive under any equity award agreement or other agreement entered into between the executive and the Company.

Mr. Weissberg’s employment agreement entered into in 2008 remains in effect.

The following tables describe the potential payments and benefits to which the NEOs would be entitled under their employment agreements in effect prior to March 31, 2014 upon the happening of the following events: (i) termination of the executive’s employment by us without cause or by the executive for good reason, (ii) a change of control of Vocus (with no termination of employment), (iii) termination of the executive’s employment by us without cause or by the executive for good reason following a change of control of Vocus, and (iv) resignation by the executive during the one-year window period following the six-month anniversary of a change in control. Calculations for these tables are based on the following assumptions: (i) the triggering event took place on December 31, 2013 and (ii) the per share price of our common stock is $11.39, the closing price on December 31, 2013 (except in the case of the fourth table below, which assumes the resignation occurs on July 1, 2014). However, the amounts reflected in the table are estimates only, as the actual amounts can be determined only at the time of the Named Executive Officer’s termination of employment.

Termination of Employment Effective December 31, 2013 with No Change of Control

Name	Severance Cash Amount	Benefits Cash Value	Stock Option Cash Amount	Gross Up Payment Amount	Restricted Stock Amount	Total Cash Payments
Richard Rudman	$900,000	$15,980	$—	$—	$750,293	$1,666,273
Stephen Vintz	$325,000	$9,810	$—	$—	$312,439	$647,249
Norman Weissberg	$275,000	$16,207	$—	$—	$237,049	$528,256
Mark Heys	$120,000	$8,028	$—	$—	$226,820	$354,848

Total	$1,620,000	$50,025	$—	$—	$1,526,601	$3,196,626

Change in Control with No Termination of Employment

Name	Severance Cash Amount	Benefits Cash Value	Stock Option Cash Amount	Gross Up Payment Amount	Restricted Stock Amount	Total Cash Payments
Richard Rudman	$—	$—	$—	$—	$—	$—
Stephen Vintz	$—	$—	$—	$—	$—	$—
Norman Weissberg	$—	$—	$—	$—	$—	$—
Mark Heys	$—	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—	$—

Termination of Employment on December 31, 2013 Following a Change of Control Effective December 31, 2013

Name	Severance Cash Amount	Benefits Cash Value	Stock Option Cash Amount	Gross Up Payment Amount	Restricted Stock Amount	Total Cash Payments
Richard Rudman	$1,350,000	$24,045	$—	$—	$1,694,433	$3,068,478
Stephen Vintz	$325,000	$9,810	$—	$—	$782,778	$1,117,588
Norman Weissberg	$275,000	$16,207	$—	$—	$523,997	$815,204
Mark Heys	$120,000	$8,028	$—	$—	$287,746	$415,774

Total	$2,070,000	$58,090	$—	$—	$3,288,954	$5,417,044

Termination of Employment Effective on July 1, 2014 Following a Change in Control Effective December 31, 2013

Name	Severance Cash Amount	Benefits Cash Value	Stock Option Cash Amount	Gross Up Payment Amount	Restricted Stock Amount	Total Cash Payments
Richard Rudman	$900,000	$15,980	$—	$—	$750,293	$1,666,273
Stephen Vintz	$350,000	$9,810	$—	$—	$782,778	$1,142,588
Norman Weissberg	$275,000	$16,207	$—	$—	$523,997	$815,204
Mark Heys	$137,500	$8,028	$—	$—	$287,746	$433,274

Total	$1,662,500	$50,025	$—	$—	$2,344,814	$4,057,339

(1)	For Mr. Rudman, a termination of Mr. Rudman’s employment by us without cause or by Mr. Rudman for good reason constitutes the applicable termination of employment for purposes of this table. For Messrs. Vintz, Weissberg and Heys, any resignation (for good reason or otherwise) by such executive constitutes the applicable termination of employment for purposes of this table.

Director Compensation and Other Information

We use a combination of cash and equity compensation to attract and retain individuals to serve on our Board of Directors. Generally, the Board reviews our director compensation program every three years, and the next review will occur in 2014. In 2013, target annual total compensation for non-employee directors (other than Mr. Sinha who, pursuant to his agreement with his employer, does not receive any compensation for serving on our Board) was $150,000 with additional amounts provided to committee chairpersons and our Lead Director. We do not compensate employee directors for their service on our Board.

The Board of Directors annual service term begins on the date of the Company’s annual meeting.

Retainer

In 2013, our non-employee directors (other than Mr. Sinha) earned an annual retainer of $50,000 for general service on the Board of Directors including attendance at board and committee meetings. Each standing committee chairperson and the Lead Director received an additional $10,000 retainer. Retainers may be paid in stock or cash, at each director’s election, and such amounts were paid or vested quarterly over the directors’ service year which began in June 2013.

In 2014, non-employee directors (other than Mr. Sinha) will receive an annual retainer of $50,000 and each standing committee chairperson and the Lead Director will receive an additional retainer of $10,000, and such annual amounts shall be awarded on or about the date of the Company’s annual meeting with such amounts paid or vesting quarterly over the directors’ service year.

Equity Compensation

In addition to the retainer described above, non-employee directors (other than Mr. Sinha) are entitled to receive equity compensation. In 2013, each non-employee director (other than Mr. Sinha) received a restricted stock award with an estimated value of approximately $50,000 on the grant date. The chairperson of each standing committee and the Lead Director received an additional restricted stock award with an estimated value of approximately $15,000 on the grant date. These restricted stock awards vest quarterly over the directors’ service year.

        Additionally, each non-employee director (other than Mr. Sinha) receives a stock option grant with an estimated value of approximately $150,000 on the grant date. These stock options vest annually over a three-year period. Therefore, non-employee directors are not granted stock options every year, rather such grants are made approximately every three years to coincide with a director’s election or re-election. We attribute approximately $50,000 of value per year to such option grant. Grants of options to non-employee directors are at an exercise price per share equal to the closing price of our common stock on the NASDAQ Global Market on the grant date. The grant date fair value for these stock option grants was determined using the Black-Scholes option pricing model. In 2013, Messrs. Greenfield and Lentz received such a stock option grant.

In February 2013, Messrs. Greenfield and Lentz each also received a pro-rated stock option grant because neither had such a stock option grant for service during the period of June 7, 2012 through June 6, 2013. Such grants vested at the end of the service year in June 2013. The value of such grants is reflected in the table below.

We reimburse our directors for reasonable travel and other expenses incurred in connection with attending board, committee or other Company meetings, and approved educational seminars.

We expect that each non-employee director will receive the same compensation received in 2013 for service on the Board of Directors during the service year that begins in June 2014 and ends in June 2015, with payments and vesting occurring quarterly over the directors’ service year.

The following table details the compensation earned by our non-employee directors in 2013:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(4)	Option Awards(3)(4)	Total
Kevin Burns	$—	$150,007	$—	$150,007
Gary Golding	$—	$100,011	$—	$100,011
Gary Greenfield	$—	$125,014	$159,658	$284,672
Ronald Kaiser	$60,000	$65,009	$—	$125,009
Robert Lentz	$50,000	$50,006	$159,658	$259,664
Jit Sinha(6)	$—	$—	$—	$—

(1)	For purposes of determining non-employee director cash compensation, the term of office for directors began on June 7, 2013 and ends June 6 of the following year, which period does not coincide with our fiscal year. Cash amounts included in the table above represent the portion of the compensation earned during the directors’ 2013 service period, through June 6, 2014. Retainer amounts paid in restricted stock at a director’s election in 2013 are included in the Stock Awards column.
(2)	On February 21, 2013, each of Messrs. Greenfield and Lentz was granted shares of our common stock, and on June 7, 2013, each of Messrs. Burns, Golding, Greenfield, Kaiser, and Lentz was granted shares of our common stock. The aggregate number of shares subject to outstanding unvested stock awards held by each director listed in the table above as of December 31, 2013, was as follows: 8,108 shares for Mr. Burns; 5,406 shares for Mr. Golding; 6,757 shares for Mr. Greenfield; 3,514 shares for Mr. Kaiser; and 2,703 shares for Mr. Lentz. Messrs. Burns, Golding and Greenfield each elected to have his 2013 retainer amount paid in restricted stock and such amount is reflected herein.
(3)	In February 2013, each of Messrs. Greenfield and Lentz received a pro-rated stock option grant because neither had such a stock option grant for service during the period of June 7, 2012 through June 6, 2013. Such grant vested at the end of the service year in June 2013. Additionally, on June 7, 2013, each of Messrs. Greenfield and Lentz received a stock option grant related to his re-election at the Company’s annual meeting. The aggregate number of shares subject to outstanding stock options held by each director listed in the table above as of December 31, 2013, was as follows: 22,715 shares for Mr. Burns; 34, 475 shares for Mr. Golding; 49,631 shares for Mr. Greenfield; 22,715 shares for Mr. Kaiser; and 41,780 shares for Mr. Lentz.
(4)	The amounts reported do not reflect the compensation actually received by the director. Amounts shown reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of the amounts are included in Footnote 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014.
(6)	In February 2012, the Board of Directors appointed Jit Sinha as a member of the Board of Directors to serve as the initial director designated by the holder of our convertible preferred stock. Mr. Sinha was elected by the holder of our convertible preferred stock. Per his agreement with his employer, Mr. Sinha does not receive any compensation for serving on Vocus’ Board of Directors.

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

Based solely on review of this information and written representations from certain reporting persons, we believe that, during the 2013 fiscal year, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

ITEM 12:	Security ownership of certain beneficial owners and management and related stockholder matters

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which Vocus equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3,205,153	(1)	$15.33	714,300	(2)
Equity compensation plans not approved by security holders	—		—	—

(1)	Amount includes 17,486 shares issuable upon the exercise of the outstanding stock options granted under the 1999 Stock Option Plan and 3,187,667 shares issuable upon the exercise of the outstanding stock options granted under the 2005 Stock Award Plan.
(2)	All shares available for future issuance are restricted to the 2005 Stock Award Plan. In January 2014, the number of shares reserved for future issuance under the 2005 Stock Award Plan increased by 1,057,259 pursuant to the terms of such plan.

BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the beneficial ownership of our common stock on March 1, 2014, by (1) each director, director nominee, and named executive officer of our Company, (2) all directors and named executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock. Applicable percentage ownership in the following table is based on 21,621,817 shares of common stock outstanding as of March 1, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after March 1, 2014, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding
Executive Officers and Directors
Richard Rudman(1)	1,650,804	7.4%
Stephen Vintz(2)	341,544	1.6%
Mark Heys(3)	218,499	1.0%
Norman Weissberg(4)	187,021	*
Kevin Burns(5)	117,481	*
Gary Golding(6)	59,884	*
Gary Greenfield(7)	41,576	*
Ronald Kaiser(8)	39,697	*
Robert Lentz(9)	221,548	1.0%
Jit Sinha(10)	3,025,600	14.0%
All directors and officers as a group (10 persons)	5,903,654	25.8%
5% Stockholders
Okumus Fund Management Ltd. (11)	4,926,304	22.8%
Capital World Investors (12)	1,513,538	7.0%
Altai Capital Management, L.P. (13)	2,460,000	11.4%
JMI Equity Fund VI, L.P.(14)	3,025,600	14.0%
BlackRock, Inc.(15)	1,214,633	5.6%

*	Less than 1% of the outstanding shares of common stock
(1)	Includes 754,735 shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2014.
(2)	Includes 159,052 shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2014.
(3)	Includes 116,618 shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2014.
(4)	Includes 123,297 shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2014. Mr. Weissberg ceased to be an executive officer in February 2014.
(5)	Includes 22,715 shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2014. Includes 464 shares held in a trust of which Mr. Burns is the trustee.

(6)	Includes 25,120 shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2014. Includes 1,157 shares held by Edison Venture Fund IV, L.P. Mr. Golding is a partner of Edison Partners IV, L.P., the general partner of Edison Venture Fund IV, L.P. Mr. Golding disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Golding shares voting and dispositive authority over the shares held by Edison Venture Fund IV, L.P. with John Martinson, Joe Allegra and Ross Martinson, each a partner of Edison Partners IV, L.P. The principal address of Edison Venture Fund IV, L.P. is 1009 Lenox Drive #4, Lawrenceville, NJ 08648.
(7)	Includes 21,399 shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2014.
(8)	Includes 22,715 shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2014.
(9)	Includes 13,548 shares issuable upon the exercise of options that are exercisable within 60 days of March 1, 2014.
(10)	Consists of 3,025,600 shares held by JMI Equity Fund VI, L.P. based on information contained in a Schedule 13D filed by JMI Equity Fund VI, L.P. and JMI Associates VI, L.L.C. on March 5, 2012. These shares represent shares of Common Stock, par value $0.01 per share, issuable upon the conversion of shares of Series A Convertible Preferred Stock, par value $0.01 per share. Mr. Sinha is a managing member of JMI Equity Fund VI, L.P. and JMI Associates VI, L.L.C. Mr. Sinha disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The principal address of JMI Equity Fund IV, L.P. is 2 Hamill Road, Suite 272, Baltimore, MD 21210.
(11)	Based on information contained in a Schedule 13D filed by Okumus Fund Management Ltd. (“Okumus”) on May 21, 2013, reporting beneficial ownership as of May 21, 2013, Okumus has shared power to vote or to direct the vote of 4,926,304 of the shares of our common stock and shared power to dispose or direct the disposition of 4,926,304 of the shares of our common stock. Okumus’ address is 767 Third Avenue, 35th Floor, New York, NY 10017.
(12)	Based on information contained in a Schedule 13G filed by Capital World Investors (“Capital”) on February 13, 2014, reporting beneficial ownership as of December 31, 2013, Capital has sole power to vote or to direct the vote of 1,513,538 of the shares of our common stock and sole power to dispose or direct the disposition of 1,513,538 of the shares of our common stock as a result of Capital acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. One or more clients of Capital have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, our common stock. Capital holds more than five percent of our outstanding common stock on behalf of it client SMALLCAP World Fund, Inc. The beneficial owner’s address is 333 South Hope Street, Los Angeles, CA 90071.
(13)	Based on information contained in a Schedule 13G/A filed by Altai Capital Management, L.P. (“Altai”), Altai Capital Management LLC (“IMGP”), Rishi Bajaj, Toby E. Symonds and Steven V. Tesoriere on March 10, 2014, reporting beneficial ownership as of February 28, 2014, of 2,460,000 shares of our common stock held for the account of Altai Capital Master Fund, Ltd., (“ACMF”) a Cayman Islands exempted company. Altai serves as investment manager to ACMF. Each of Altai, IMGP, Mr. Bajaj, Mr. Symonds and Mr. Tesoriere have shared power to vote or to direct the vote of 2,460,000 of the shares of our common stock and shared power to dispose or direct the disposition of 2,460,000 of the shares of our common stock held for the account of ACMF. The beneficial owner’s address is 152 West 57th Street, 10th Floor, New York, NY 10019.
(14)	Based on information contained in a Schedule 13D filed by JMI Equity Fund VI, L.P. and JMI Associates VI, L.L.C. on March 5, 2012, reporting beneficial ownership as of February 24, 2012. These shares represent shares of Common Stock, par value $0.01 per share, issuable upon the conversion of shares of Series A Convertible Preferred Stock, par value $0.01 per share. Each of the filing entities have sole power to vote or to direct the vote of 3,025,600 of the shares of our common stock and sole power to dispose or direct the disposition of 3,025,600 of the shares of our common stock. The beneficial owner’s address is 2 Hamill Road, Suite 272, Baltimore, MD 21210.
(15)	Based on information contained in a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) on January 31, 2014, reporting beneficial ownership as of December 31, 2013. BlackRock has sole power to vote or to direct the vote of 1,214,633 of the shares of our common stock and sole power to dispose or direct the disposition of 1,214,633 of the shares of our common stock. The beneficial owner’s address is 40 East 52nd Street, New York, NY 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS AND PROCEDURES

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

Other than the compensation arrangements described under the heading “Executive Compensation” (or with respect to which information is omitted in accordance with SEC regulations) and the transactions described below, since January 1, 2013, there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

INDEPENDENCE OF DIRECTORS

As required by the NASDAQ Stock Market listing standards, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board of Directors. Our Board of Directors annually assesses the independence of the non-management directors by reviewing the financial and other relationships between the directors and us. This review is designed to determine whether these directors are independent under the criteria established by the NASDAQ Stock Market. Our Board of Directors has determined, after considering all the relevant facts and circumstances, including each director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, that each of Messrs. Burns, Golding, Greenfield, Kaiser, Lentz and Sinha are independent directors, as “independence” is defined in the NASDAQ Marketplace Rules, because they have no relationship with us that would interfere with their exercise of independent judgment. In the case of Mr. Sinha, the Board considered that Mr. Sinha is a managing member of JMI Equity Fund VI, L.P., which owns 1,000,000 shares of our Series A Convertible Preferred Stock that are convertible into a total of 3,025,600 shares of our common stock. Mr. Rudman is not an independent director by virtue of his employment with the Company.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed to our Company by Ernst & Young LLP for the fiscal years ended December 31, 2012 and 2013 are as follows:

	2013	2012
Audit Fees(1)	$1,148,800	$1,255,400
Audit-Related Fees(2)	$1,995	$1,995
Tax Fees(3)	$—	$—
Total	$1,150,795	$1,257,395

(1)	Audit Fees for 2013 consist of fees incurred for the audits of our annual consolidated financial statements and internal controls over financial reporting, review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year and other SEC filings.
(2)	Audit-Related Fees for 2013 consist of fees incurred for accounting advisory and research services.
(3)	Tax Fees for 2013 consist of fees incurred for tax compliance, planning and advisory services.

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax and other services permitted by law or applicable SEC regulations (including fee ranges) to be performed by our independent registered public accounting firm. Any services that will involve fees exceeding pre-approved levels will also require specific approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the year in which the pre-approval is given. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

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

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided. Such services must not impair the auditor’s independence.

All of the services provided by Ernst & Young LLP described above under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were pre-approved by our Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman Chief Executive Officer, President and Chairman

Date: April 29, 2014

Signature	Title	Date

/s/ Richard Rudman Richard Rudman	Chief Executive Officer, President and Chairman (Principal Executive Officer)	April 29, 2014

/s/ Stephen Vintz Stephen Vintz	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	April 29, 2014

* Kevin Burns	Director	April 29, 2014

* Gary Golding	Director	April 29, 2014

* Gary Greenfield	Director	April 29, 2014

* Ronald Kaiser	Director	April 29, 2014

* Robert Lentz	Director	April 29, 2014

* Jit Sinha	Director	April 29, 2014

*By:	/s/ Stephen Vintz	April 29, 2014
Stephen Vintz Attorney-in-Fact