Form 10-Q
period 2014-03-31
Vocus, Inc.
filed 2014-04-29
CIK 1329919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2014, 21,634,587 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

Vocus, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2013	March 31, 2014
		(Unaudited)
	(Dollars in thousands, except per share data)
Current assets:
Cash and cash equivalents	$34,740	$38,878
Accounts receivable, net of allowance for doubtful accounts of $234 and $206 at December 31, 2013 and March 31, 2014, respectively	28,862	18,826
Current portion of deferred income taxes	271	215
Prepaid expenses and other current assets	4,728	6,160

Total current assets	68,601	64,079
Property, equipment and software, net	20,134	19,326
Intangible assets, net	14,805	11,868
Goodwill	177,264	177,240
Deferred income taxes, net of current portion	105	—
Other assets	471	406

Total assets	$281,380	$272,919

Current liabilities:
Accounts payable	$1,004	$564
Accrued compensation	5,895	5,198
Accrued expenses	8,900	8,519
Current portion of notes payable and capital lease obligations	137	121
Current portion of deferred revenue	81,675	78,357

Total current liabilities	97,611	92,759
Notes payable and capital lease obligations, net of current portion	1,218	1,193
Other liabilities	6,371	6,285
Deferred income taxes	4,546	4,663
Deferred revenue, net of current portion	2,842	2,044

Total liabilities	112,588	106,944
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares designated from authorized preferred stock; issued and outstanding at December 31, 2013 and March 31, 2014	77,490	77,490
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 shares designated as Series A redeemable convertible preferred stock and issued and outstanding at December 31, 2013 and March 31, 2014; no other shares issued and outstanding at December 31, 2013 and March 31, 2014	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 21,949,509 and 21,952,447 issued at December 31, 2013 and March 31, 2014, respectively; 20,207,652 and 20,450,457 shares outstanding at December 31, 2013 and March 31, 2014, respectively	219	219
Additional paid-in capital	227,699	231,773
Treasury stock, 1,741,858 and 1,501,991 shares at December 31, 2013 and March 31, 2014, respectively, at cost	(42,320)	(43,252)
Accumulated other comprehensive loss	(159)	(250)
Accumulated deficit	(94,137)	(100,005)

Total stockholders’ equity	91,302	88,485

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$281,380	$272,919

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three months ended March 31,
	2013	2014
	(Unaudited)
	(Dollars in thousands, except per share data)

Revenues	$46,247	$45,659
Cost of revenues	9,752	10,180

Gross profit	36,495	35,479
Operating expenses:
Sales and marketing	26,835	25,460
Research and development	2,998	3,020
General and administrative	12,333	10,525
Amortization of intangible assets	2,020	1,880

Total operating expenses	44,186	40,885
Loss from operations	(7,691)	(5,406)
Other income (expense):
Interest and other income (expense)	54	(30)
Interest expense	(49)	(30)

Total other income (expense)	5	(60)
Loss before provision for income taxes	(7,686)	(5,466)
Provision for income taxes	439	402

Net loss	$(8,125)	$(5,868)

Net loss per share:
Basic and diluted	$(0.41)	$(0.29)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	19,790,692	20,283,643

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
	2013	2014
	(Unaudited)
	(Dollars in thousands)

Net loss	$(8,125)	$(5,868)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(249)	(91)

Other comprehensive income (loss), net of taxes	(249)	(91)

Comprehensive loss	$(8,374)	$(5,959)

See accompanying notes.

Vocus, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2014
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(8,125)	$(5,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,226	1,452
Amortization of intangible assets	3,071	2,929
(Gain) loss on disposal of assets	—	130
Stock-based compensation	3,690	4,017
Adjustment to fair value of accrued contingent consideration	3,453	—
Provision for doubtful accounts	195	108
Deferred income taxes	186	281
Changes in operating assets and liabilities:
Accounts receivable	7,903	9,948
Prepaid expenses and other current assets	(11)	(1,354)
Other assets	(478)	(12)
Accounts payable	457	(442)
Accrued compensation	(289)	(699)
Accrued expenses	390	(388)
Deferred revenue	(719)	(4,170)
Other liabilities	(126)	(86)

Net cash provided by operating activities	10,823	5,846
Cash flows from investing activities:
Purchases of property, equipment and software	(2,211)	(753)
Software development costs	(129)	(109)
Proceeds from disposal of assets	—	104
Sales of available-for-sale securities	1,328	—

Net cash used in investing activities	(1,012)	(758)
Cash flows from financing activities:
Repurchases of common stock	(413)	(932)
Proceeds from the exercise of stock options	—	27
Payments on notes payable and capital lease obligations	(729)	(41)

Net cash used in financing activities	(1,142)	(946)
Effect of exchange rate changes on cash and cash equivalents	(444)	(4)

Net increase in cash and cash equivalents	8,225	4,138
Cash and cash equivalents, beginning of period	32,107	34,740

Cash and cash equivalents, end of period	$40,332	$38,878

See accompanying notes.

Vocus, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Business Description

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

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

Level 1	–	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	–	Inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	–	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the three months ended March 31, 2013 and 2014.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs its annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. The Company operates under one reporting unit, and as a result, evaluates goodwill impairment based on the fair value of the Company as a whole. The Company did not record any impairment charges for goodwill during the three months ended March 31, 2013 and 2014.

Foreign Currency and Operations

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Transaction gains and losses in currencies other than the functional currency are included in other income (expense) in the consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the three months ended March 31, 2013 and 2014.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments classified as available-for-sale securities. Amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 were not material.

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

The Company’s separate units of accounting consist of its subscription services, news distribution services and professional services. The Company’s subscription services generally include access to the Company’s cloud-based software, hosting services, content and content updates and customer support. The Company’s subscription agreements typically are non-cancelable, though customers have the right to terminate their agreements for cause if the Company materially breaches its obligations under the agreement. Subscription agreements do not provide customers the right to take possession of the software at any time.

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

Stock-Based Compensation

The Company’s outstanding share-based arrangements include stock option awards, restricted stock awards and restricted stock units. The Company recognizes compensation expense for its stock option and restricted stock awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. The Company recognizes compensation expense for its restricted stock units over an accelerated expense attribution period, which separately recognizes compensation expense for each vesting tranche over its vesting period based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. Stock options granted have a 10-year term and generally vest annually over a 4-year period. Restricted stock awards generally vest annually over a four-year period. In February 2014, the Company granted restricted stock units to certain members of its executive team which are contingent upon achievement of pre-determined performance-based criteria. The number of units that will vest range from 0% to 200% of the target shares and is also based upon continued employment of the participant over the vesting period which is three years.

The Company uses the Black-Scholes option pricing model to measure the fair value of stock option awards. The Company uses the daily historical volatility of its stock price over the expected life of the options to calculate the expected volatility. The Company uses a combination of its historical exercise data with expected future exercise patterns using the average midpoint between vesting and the contractual term to determine the expected term of option awards. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The Company uses the quoted closing market price of its common stock on the grant date to measure the fair value of restricted stock awards. The Company estimates the fair value of restricted stock units at the date of grant using the quoted closing market price of its common stock on the grant date and the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter the Company updates its assessment of the probability that the specified performance criteria will be achieved and adjusts the estimate of the fair value of the performance-based restricted stock units if necessary.

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

As of December 31, 2013 and March 31, 2014, the Company maintained a full valuation allowance on its U.S. and certain of its foreign deferred tax assets because management determined that it was more likely than not that it will not realize the benefits of its foreign deferred tax assets.

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

Earnings Per Share

Basic net income or loss per share attributable to common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Nonvested shares of restricted stock and restricted stock units are not included in the computation of basic net income per share until vested. The Company’s outstanding grants of restricted stock do not contain non-forfeitable dividend rights. Diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, nonvested shares of restricted stock and restricted stock units and shares of redeemable convertible preferred stock are considered to be common stock equivalents.

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

For the three months ended March 31, 2013 and 2014, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, nonvested shares of restricted stock and restricted stock units and redeemable convertible preferred stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. For the three months ended March 31, 2013 and 2014, diluted earnings per share excluded the impact of 3,225,334 and 3,060,396 outstanding stock options, respectively, and 1,005,310 and 1,153,268 nonvested shares of restricted stock, respectively and 1,000,000 shares of Series A redeemable convertible preferred stock as the result would be anti-dilutive. For the three months ended March 31, 2014, diluted earnings per share excluded the impact of 317,000 restricted stock units.

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company reports on its business as one segment.

3.	Cash Equivalents

The components of cash equivalents at December 31, 2013 were as follows (in thousands):

		Unrealized		Fair Market Value
	Cost	Gains	Losses
Cash equivalents:
Money market funds	$5,302	$—	$—	$5,302
Certificates of deposit	6,907	—	—	6,907

Total	$12,209	$—	$—	$12,209

The components of cash equivalents at March 31, 2014 were as follows (in thousands):

		Unrealized		Fair Market Value
	Cost	Gains	Losses
Cash equivalents:
Money market funds	$5,304	$—	$—	$5,304
Certificates of deposit	6,884	—	—	6,884

Total	$12,188	$—	$—	$12,188

Cash equivalents have original maturity dates of three months or less.

4.	Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at December 31, 2013 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,209	$12,209	$—	$—

Total assets measured at fair value	$12,209	$12,209	$—	$—

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis at March 31, 2014 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,188	$12,188	$—	$—

Total assets measured at fair value	$12,188	$12,188	$—	$—

Cash equivalents are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices or other readily available market information.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows (in thousands):

Balance at beginning of period	$177,264
Effects of foreign currency translation	(24)

Balance as of end of period	$177,240

Intangible assets at December 31, 2013 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$23,376	$(14,074)	$9,302
Trade names	5.9	5,695	(5,058)	637
Purchased technology	3.1	13,496	(8,630)	4,866

Total		$42,567	$(27,762)	$14,805

Intangible assets at March 31, 2014 consisted of the following (in thousands):

	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$23,362	$(15,816)	$7,546
Trade names	5.9	5,694	(5,188)	506
Purchased technology	3.1	13,493	(9,677)	3,816

Total		$42,549	$(30,681)	$11,868

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense of intangible assets for the three months ended March 31, 2013 and 2014 was $3.1 million and $2.9 million, respectively. Future expected amortization of intangible assets at March 31, 2014 was as follows (in thousands):

The remainder of 2014	$8,788
2015	2,349
2016	573
2017	158
2018 and thereafter	—

Total	$11,868

6.	Debt

Revolving Credit Facility

On February 27, 2012, the Company established a $15.0 million revolving credit facility (Revolver) with a major lending institution which is available for use until June 30, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, the Company pays a monthly fee equal to 0.4% on any unused funds under the Revolver. As collateral for extension of this credit, the Company and certain of its subsidiaries granted security interests in favor of the institution of substantially all of their assets, and the Company pledged the stock of its directly owned domestic subsidiaries and 65% of the shares of its foreign subsidiaries. As of March 31, 2014, there were no outstanding borrowings, however, the Revolver was reduced by the Company’s outstanding letters of credit of $1.2 million. As such, the Company had $13.8 million available to borrow under the Revolver.

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

The Rights will expire on the earliest of May 13, 2016, 30 days after the Company’s 2014 annual meeting of stockholders if the continuation of the rights plan is not approved by the Company’s stockholders at its 2014 annual meeting, or the time immediately prior to the Effective Time as defined by the Merger Agreement, if not exercised or redeemed. For more information pertaining to the Merger Agreement, please refer to Note 10, Subsequent Events.

Common Stock Repurchases

The Board authorized a stock repurchase program for up to $60.0 million of the Company’s shares of common stock. The shares may be purchased from time to time in the open market. The Company did not purchase any shares of its common stock under the stock repurchase program for the three months ended March 31, 2013 and 2014. During the three months ended March 31, 2013 and 2014, the Company repurchased 29,678 and 70,901 shares of restricted stock that were withheld from employees to satisfy the minimum statutory tax withholding obligations of $413,000 and $932,000, respectively, related to the taxable income recognized by these employees upon the vesting of their restricted stock awards.

8.	Stock-Based Compensation

The following table sets forth the stock-based compensation expense for equity awards recorded in the consolidated statements of operations for the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31,
	2013	2014
Cost of revenues	$468	$475
Sales and marketing	934	1,340
Research and development	623	494
General and administration	1,665	1,708

Total	$3,690	$4,017

Stock Option Awards

The following weighted-average assumptions were used in calculating stock-based compensation for stock option awards granted during the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Stock price volatility	58%	60%
Expected term (years)	6.0	6.6
Risk-free interest rate	1.1%	1.8%
Dividend yield	0%	0%

The summary of stock option activity for the three months ended March 31, 2014 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value as of March 31, 2014
				(In thousands)

Balance outstanding at January 1, 2014	3,205,153	$15.33
Granted	15,000	13.35
Exercised	(2,938)	9.23
Forfeited or cancelled	(156,819)	16.81

Balance outstanding at March 31, 2014	3,060,396	$15.26	6.7	$2,332

Options vested and expected to vest at March 31, 2014	2,993,502	$15.29	6.7	$2,296

Exercisable at March 31, 2014	1,847,715	$15.81	5.6	$1,868

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2013 and 2014 was $7.72 and $7.82, respectively. The fair value of stock options that vested during the three months ended March 31, 2013 and 2014 was $3.3 million and $4.7 million, respectively. As of March 31, 2014, $8.3 million of total unrecognized stock-based compensation cost is related to nonvested stock option awards and is expected to be recognized over a weighted-average period of 2.3 years.

The aggregate intrinsic value represents the difference between the exercise price of the underlying equity awards and the quoted closing price of the Company’s common stock at the last day of each respective quarter multiplied by the number of shares that would have been received by the option holders had all option holders exercised on the last day of each respective quarter. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2014 was not material.

Restricted Stock Awards

The summary of restricted stock award activity for the three months ended March 31, 2014 was as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant-date Fair Value
Balance nonvested at January 1, 2014	937,536	$15.18
Awarded	579,750	12.25
Vested	(310,768)	15.80
Forfeited	(53,250)	16.22

Balance nonvested at March 31, 2014	1,153,268	$13.49

As of March 31, 2014, $14.4 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock and is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

The summary of restricted stock unit activity for the three months ended March 31, 2014 was as follows:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant-date Fair Value
Balance nonvested at January 1, 2014	—	$—
Awarded	317,000	12.13
Vested	—	—
Forfeited	—	—

Balance nonvested at March 31, 2014	317,000	$12.13

As of March 31, 2014, $3.5 million of total unrecognized stock-based compensation cost is related to nonvested shares of restricted stock units and is expected to be recognized over a weighted-average period of 1.9 years.

9.	Commitments and Contingencies

Leases

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of March 31, 2014, deferred rent of $773,000 and $4.9 million is included in accrued expenses and other liabilities, respectively. As of March 31, 2014, minimum required payments in future years under these leases are $2.9 million, $4.0 million, $3.9 million, $2.7 million, $2.0 million and $8.6 million in the remainder of 2014 and in the years 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2017.

Purchase Commitments

The Company has entered into agreements with various vendors in the ordinary course of business. As of March 31, 2014, minimum required payments in future years under these arrangements are $5.5 million, $3.4 million and $1.0 million for the remainder of 2014 and in the years 2015 and 2016, respectively.

Letters of Credit

As of March 31, 2014, the Company had a total of $1.2 million in letters of credit outstanding substantially in favor of landlords for certain of its office spaces. These letters of credit expire at various dates through May 2023.

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

On April 28, 2014, a purported class action lawsuit was brought against the Company, the members of the Company’s Board of Directors, GTCR Valor Merger Sub, Inc. (Purchaser), GTCR Valor Companies, Inc. (Parent) and GTCR, LLC (GTCR), captioned TLC Foundation L.P. v. Vocus, Inc. et al., which we refer to as the (Delaware action). The Delaware action generally alleges that the individual director defendants breached their fiduciary duties to the Company’s public stockholders in connection with Parent and Purchaser’s proposed acquisition of the Company because, among other things, they allegedly failed to maximize value for the Company’s stockholders, including by allegedly pursuing a conflicted sales process, agreeing to unfair deal protections, failing to adequately consider other potential acquirors, and failing to fully disclose all material information necessary for Company stockholders to make an informed decision regarding the acquisition. The Delaware action also generally alleges that the Company, GTCR, Parent and Purchaser aided and abetted those alleged violations. The plaintiffs purport to bring the Delaware action on behalf of a class of Company stockholders, and seek, among other relief (i) to enjoin the acquisition of the Company by Parent and Purchaser, (ii) to rescind or, alternatively, award damages to the Company’s stockholders to the extent the acquisition has already been implemented, (iii) to require the individual director defendants to disclose all material information relating to the proposed transaction and (iv) to award plaintiff the fees and costs associated with Delaware action. The litigation is in its early stages, therefore, neither the outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses are determinable at this time. The Company believes that the Delaware action is without merit and intends to defend vigorously against all claims asserted.

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

10.	Subsequent Events

Merger Agreement

On April 6, 2014, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with GTCR Valor Companies, Inc., a Delaware corporation (Parent), and GTCR Valor Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Purchaser). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed (i) to commence a tender offer (such offer, as amended from time to time as permitted by the Merger Agreement, the Offer) to purchase all of the outstanding shares of the Company’s common stock, par value $0.01 per share (Company Common Stock), including the associated rights to purchase Series B Junior Participating Preferred Stock, par value $0.01 per share, of the Company (collectively, the Shares), at a price per Share of $18.00, net to the holder of such Share, in cash, without interest and subject to any applicable tax withholding (the Offer Price) and (ii) following Purchaser’s acceptance of Shares tendered in the Offer, to be merged (the Merger) with and into the Company, with each outstanding share of Company Common Stock (other than shares owned by Purchaser, Parent or its subsidiaries or held in the Company’s treasury and shares as to which appraisal rights have been properly exercised and not withdrawn in accordance with the applicable provisions of the Delaware General Corporation Law) being converted into the right to receive the Offer Price in cash, and the Company surviving the Merger as a wholly owned subsidiary of Parent.

The Merger Agreement further provides for the acceleration of vesting and cash-out at the Offer Price of (i) all options to acquire shares of Company Common Stock (less the applicable exercise price) and (ii) all restricted stock units with respect to shares of Company Common Stock, in each case outstanding as of the time immediately prior to Purchaser’s acceptance of Shares tendered in the Offer. In addition, under the agreement, shares of restricted Company Common Stock outstanding as of the time immediately prior to Purchaser’s acceptance of Shares tendered in the Offer will vest as of such time and be treated in the Merger in the same manner as shares of Company Common Stock.

The Company has also granted to Parent and Purchaser an option (Top-up Option), which Purchaser will, in certain circumstances, be permitted to exercise at or after its acceptance of Shares tendered in the Offer, to purchase a number of newly issued shares of Company Common Stock at the Offer Price which, when added to the shares of Company Common Stock already owned by Parent and Purchaser following such acceptance, will constitute 90% of the shares of Company Common Stock then outstanding after giving effect to the issuance of shares pursuant to the Top-up Option. If Purchaser acquires at least 90% of the outstanding shares of Company Common Stock, including through exercise of the Top-up Option, Purchaser is required under the Merger Agreement to complete the Merger through the “short form” procedures available under Delaware law.

The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated by the agreement, including the Offer and the Merger, and determined that the Merger Agreement and the transactions contemplated by the agreement, including the Offer and the Merger, are fair to, and advisable and in the best interests of the Company and its stockholders, and the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the U.S. Securities and Exchange Commission (SEC) on April 18, 2014 recommending that holders of Company Common Stock tender their Shares into the Offer.

Purchaser’s acceptance of Shares tendered in the Offer is subject to customary conditions set forth in the Merger Agreement, including without limitation (i) that Company stockholders validly tender (and not properly withdraw) a minimum number of Shares — that number of Shares (without regard to Shares tendered pursuant to guaranteed delivery procedures that have not yet been delivered in settlement or satisfaction of such guarantee) which, together with the number of Shares, if any, then owned, directly or indirectly, by Parent or Purchaser or their respective subsidiaries (which does not include shares of Company Common Stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock contemplated under the Merger Agreement to be purchased by Purchaser) represents at least 90% of the then outstanding shares of Company Common Stock (assuming the purchase of shares of Company Common Stock by Purchaser pursuant to the Top-up Option has occurred and including shares of Company Common Stock issuable upon exercise of Company stock options as to which valid notices of exercise have been received and shares of Company Common Stock have not yet been issued prior to the expiration time of the Offer), (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) Parent (either directly or through its subsidiaries) having received the required amount of the proceeds of its debt financing or, alternatively, the debt financing lenders having confirmed the availability of the debt financing and (iv) certain conditions relating to Purchaser’s purchase of the outstanding Series A Convertible Preferred Stock from JMI Equity Fund VI, L.P. (JMI) immediately following Purchaser’s acceptance of Shares tendered in the Offer.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, without limitation, covenants to provide required information to regulatory agencies, to provide other requested cooperation and assistance in connection with the Merger Agreement and the transactions contemplated by it and to conduct its business in all material respects in the ordinary course consistent with past practice, including not taking certain specified actions, prior to the earliest of the first date on which Purchaser’s designees are elected or appointed to the Company’s Board of Directors pursuant to the Merger Agreement, the consummation of the Merger and the termination of the Merger Agreement. Parent and Purchaser also have made customary representations, warranties and covenants in the Merger Agreement.

The Company has also agreed not to solicit or initiate discussions with third parties regarding other acquisition proposals regarding the Company and has agreed to certain restrictions on its ability to respond to such proposals, provided that the Company may enter into discussions concerning, or provide confidential information to persons making, certain unsolicited proposals if the Company’s Board of Directors determines that it would be inconsistent with its fiduciary duties not to do so. The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company, in certain circumstances, to terminate the Merger Agreement and accept a Superior Proposal, as that term is defined in the Merger Agreement. The Company will be required to pay Parent a termination fee equal to $13 million if, among other reasons, the Merger Agreement is terminated (i) by the Company to enter into an acquisition agreement that constitutes a Superior Proposal or (ii) by Parent because the Board of Directors of the Company adversely changes its recommendation to stockholders to accept the Offer and tender their Shares to Purchaser in the Offer. If the Company terminates the Merger Agreement under certain circumstances, Parent will be required to pay the Company a reverse termination fee equal to $29 million.

Concurrently with entering into the Merger Agreement, Parent and Purchaser entered into separate tender and support agreements (Support Agreements) with Okumus Fund Management Ltd., Richard Rudman, Chairman and Chief Executive Officer of the Company, and Stephen Vintz, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, together representing 27.7% of the outstanding Shares. Under the Support Agreements, Okumus Fund Management, Mr. Rudman and Mr. Vintz each agreed to tender all of their respective Shares in the Offer.

Also concurrently with entering into the Merger Agreement, Parent and Purchaser entered into a separate stock purchase, non-tender and support agreement (Series A Purchase Agreement) with JMI pursuant to which Purchaser agreed to purchase, following Purchaser’s acceptance of Shares tendered in the Offer, all of JMI’s shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share, including the associated rights to purchase Series B Junior Participating Preferred Stock (Series A Purchase).

Parent and Purchaser have obtained equity and debt financing commitments which Parent and Purchaser have represented to the Company are sufficient for Purchaser to pay (and Parent to cause Purchaser to pay) the aggregate consideration in respect of the Shares in the Offer, the Series A Purchase and the Merger and all related fees and expenses. GTCR FUND X/A AIV LP (Fund) delivered to Parent a letter dated the date of the Merger Agreement in which the Fund committed, subject to the conditions set forth in the letter, to purchase equity or debt securities of Parent in an aggregate amount of up to $30 million to allow Parent, together with its debt financing, to pay the amounts required to be paid by Parent and Purchaser in connection with the consummation of the Offer, the Series A Purchase and the Merger. The Fund also irrevocably and unconditionally guaranteed the payment of the reverse termination fee and certain indemnification and reimbursement obligations under the Merger Agreement with respect to Parent’s debt financing.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1, and is incorporated into this report by reference.

Rights Agreement Amendment

On April 6, 2014, prior to the execution of the Merger Agreement, the Board approved an amendment (Rights Amendment) to the Rights Agreement, dated as of May 13, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (Rights Agreement). The Rights Amendment, among other things, (i) defines Parent, Purchaser and certain related parties as Exempt Persons, as that term is defined in the Rights Agreement, to the extent that any of them would become an Acquiring Person solely as a result of (A) the execution, delivery or performance of the Merger Agreement and the Series A Purchase Agreement, (B) their acquisition of Company stock as a result of the execution of the Merger Agreement and the Series A Purchase Agreement and (C) the consummation of the transactions contemplated by the Merger Agreement, including the Offer and the Merger and the Series A Purchase; and (ii) provides that none of the approval, execution, delivery or performance of the Merger Agreement and the Series A Purchase Agreement or the consummation of the Offer or the Merger would result in a Stock Acquisition Date or a Distribution Date, as those terms are defined in the Rights Agreement. The Rights Amendment also provides that the Rights Agreement shall expire and terminate immediately prior to the effective time of the Merger.

The foregoing description of the Rights Amendment does not purport to be complete and is qualified in its entirety by reference to the Rights Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 4.4, and is incorporated into this report by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2013. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Item 1A of Part II.

Overview

We are a leading provider of cloud marketing and public relations software that enables businesses to acquire and retain customers. We offer products and services to help customers attract and engage prospects, capture and keep customers and measure and improve marketing effectiveness. Our cloud marketing solutions address key areas of digital marketing, including social media marketing, search marketing and news distribution, email marketing and publicity. Our sales organization is focused on adding new customers, renewing customer subscriptions and expanding relationships with existing customers. We deliver our solutions over the Internet using a secure, scalable application and system architecture that allows our customers to quickly deploy and adopt our software.

As of March 31, 2014, we had 16,060 active subscription customers who purchased our products and services. These customers represent a wide variety of industries, including financial and insurance, technology, healthcare and pharmaceutical and retail and consumer products, as well as government agencies, not-for-profit organizations and educational institutions. We define active subscription customers as unique customer accounts that have an annual active subscription and have not been suspended for non-payment.

We plan to continue to expand our cloud marketing suite, provide additional consulting services as part of our subscriptions, expand our marketing activities to continue to increase brand awareness and increase the presence of our cloud marketing solutions with mid-sized organizations.

On April 6, 2014, we entered into an Agreement and Plan of Merger (Merger Agreement) with GTCR Valor Companies, Inc., a Delaware corporation (Parent), and GTCR Valor Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Purchaser). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed (i) to commence a tender offer (such offer, as amended from time to time as permitted by the Merger Agreement, the Offer) to purchase all of the outstanding shares of our common stock, par value $0.01 per share (Company Common Stock), including the associated rights to purchase our Series B Junior Participating Preferred Stock, par value $0.01 per share (collectively, the Shares) at a price per Share of $18.00, net to the holder of such Share, in cash, without interest and subject to any applicable tax withholding (the Offer Price) and (ii) following Purchaser’s acceptance of Shares tendered in the Offer, to be merged (the Merger) with and into us, with each outstanding share of Company Common Stock (other than shares owned by Purchaser, Parent or its subsidiaries or held in our treasury and shares as to which appraisal rights have been properly exercised and not withdrawn in accordance with the applicable provisions of the Delaware General Corporation Law) being converted into the right to receive the Offer Price in cash, and we will survive the Merger as a wholly owned subsidiary of Parent.

The Merger Agreement further provides for the acceleration of vesting and cash-out at the Offer Price of (i) all options to acquire shares of Company Common Stock (less the applicable exercise price) and (ii) all restricted stock units with respect to shares of Company Common Stock, in each case outstanding as of the time immediately prior to Purchaser’s acceptance of Shares tendered in the Offer. In addition, under the agreement, shares of restricted Company Common Stock outstanding as of the time immediately prior to Purchaser’s acceptance of Shares tendered in the Offer will vest as of such time and be treated in the Merger in the same manner as shares of Company Common Stock.

We have also granted to Parent and Purchaser an option (Top-up Option), which Purchaser will, in certain circumstances, be permitted to exercise at or after its acceptance of Shares tendered in the Offer, to purchase a number of newly issued shares of Company Common Stock at the Offer Price which, when added to the shares of Company Common Stock already owned by Parent and Purchaser following such acceptance, will constitute 90% of the shares of Company Common Stock then outstanding after giving effect to the issuance of shares pursuant to the Top-up Option. If Purchaser acquires at least 90% of the outstanding shares of Company Common Stock, including through exercise of the Top-up Option, Purchaser is required under the Merger Agreement to complete the Merger through the “short form” procedures available under Delaware law.

Our Board of Directors approved the Merger Agreement and the transactions contemplated by the agreement, including the Offer and the Merger, and determined that the Merger Agreement and the transactions contemplated by the agreement, including the Offer and the Merger, are fair to, and advisable and in our best interests and the best interests of our stockholders, and we filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the U.S. Securities and Exchange Commission (SEC) on April 18, 2014 recommending that holders of Company Common Stock tender their Shares into the Offer.

Purchaser’s acceptance of Shares tendered in the Offer is subject to customary conditions set forth in the Merger Agreement, including without limitation (i) that our stockholders validly tender (and not properly withdraw) a minimum number of Shares — that number of Shares (without regard to Shares tendered pursuant to guaranteed delivery procedures that have not yet been delivered in settlement or satisfaction of such guarantee) which, together with the number of Shares, if any, then owned, directly or indirectly, by Parent or Purchaser or their respective subsidiaries (which does not include shares of Company Common Stock issuable upon conversion of our Series A Convertible Preferred Stock contemplated under the Merger Agreement to be purchased by Purchaser) represents at least 90% of the then outstanding shares of Company Common Stock (assuming the purchase of shares of Company Common Stock by Purchaser pursuant to the Top-up Option has occurred and including shares of Company Common Stock issuable upon exercise of our stock options as to which valid notices of exercise have been received and shares of Company Common Stock have not yet been issued prior to the expiration time of the Offer), (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) Parent (either directly or through its subsidiaries) having received the required amount of the proceeds of its debt financing or, alternatively, the debt financing lenders having confirmed the availability of the debt financing and (iv) certain conditions relating to Purchaser’s purchase of the outstanding Series A Convertible Preferred Stock from JMI Equity Fund VI, L.P. (JMI) immediately following Purchaser’s acceptance of Shares tendered in the Offer.

We have made customary representations, warranties and covenants in the Merger Agreement, including, without limitation, covenants to provide required information to regulatory agencies, to provide other requested cooperation and assistance in connection with the Merger Agreement and the transactions contemplated by it and to conduct our business in all material respects in the ordinary course consistent with past practice, including not taking certain specified actions, prior to the earliest of the first date on which Purchaser’s designees are elected or appointed to our Board of Directors pursuant to the Merger Agreement, the consummation of the Merger and the termination of the Merger Agreement. Parent and Purchaser also have made customary representations, warranties and covenants in the Merger Agreement.

We have also agreed not to solicit or initiate discussions with third parties regarding other acquisition proposals and have agreed to certain restrictions on our ability to respond to such proposals, provided that we may enter into discussions concerning, or provide confidential information to persons making, certain unsolicited proposals if our Board of Directors determines that it would be inconsistent with its fiduciary duties not to do so. The Merger Agreement contains certain termination rights for us and Parent, including our right, in certain circumstances, to terminate the Merger Agreement and accept a Superior Proposal, as that term is defined in the Merger Agreement. We will be required to pay Parent a termination fee equal to $13.0 million if, among other reasons, the Merger Agreement is terminated (i) by us to enter into an acquisition agreement that constitutes a Superior Proposal or (ii) by Parent because our Board of Directors adversely changes its recommendation to stockholders to accept the Offer and tender their Shares to Purchaser in the Offer. If we terminate the Merger Agreement under certain circumstances, Parent will be required to pay us a reverse termination fee equal to $29.0 million.

Concurrently with entering into the Merger Agreement, Parent and Purchaser entered into separate tender and support agreements (Support Agreements) with Okumus Fund Management Ltd., Richard Rudman, our Chairman and Chief Executive Officer, and Stephen Vintz, our Executive Vice President, Chief Financial Officer and Treasurer, together representing 27.7% of the outstanding Shares. Under the Support Agreements, Okumus Fund Management, Mr. Rudman and Mr. Vintz each agreed to tender all of their respective Shares in the Offer.

Also concurrently with entering into the Merger Agreement, Parent and Purchaser entered into a separate stock purchase, non-tender and support agreement (Series A Purchase Agreement) with JMI pursuant to which Purchaser agreed to purchase, following Purchaser’s acceptance of Shares tendered in the Offer, all of JMI’s shares of our Series A Convertible Preferred Stock, par value $0.01 per share, including the associated rights to purchase Series B Junior Participating Preferred Stock (Series A Purchase).

Parent and Purchaser have obtained equity and debt financing commitments which Parent and Purchaser have represented to us are sufficient for Purchaser to pay (and Parent to cause Purchaser to pay) the aggregate consideration in respect of the Shares in the Offer, the Series A Purchase and the Merger and all related fees and expenses. GTCR FUND X/A AIV LP (Fund) delivered to Parent a letter dated the date of the Merger Agreement in which the Fund committed, subject to the conditions set forth in the letter, to purchase equity or debt securities of Parent in an aggregate amount of up to $30.0 million to allow Parent, together with its debt financing, to pay the amounts required to be paid by Parent and Purchaser in connection with the consummation of the Offer, the Series A Purchase and the Merger. The Fund also irrevocably and unconditionally guaranteed the payment of the reverse termination fee and certain indemnification and reimbursement obligations under the Merger Agreement with respect to Parent’s debt financing.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1, and is incorporated into this report by reference.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists primarily of compensation for training, editorial and support personnel, hosting infrastructure, press release distribution costs, maintenance and amortization of the information database, amortization of purchased technology from business combinations, amortization of capitalized software development costs, depreciation associated with computer equipment and software and allocated overhead. We allocate overhead expenses such as employee benefits, computer and office supplies, management information systems and depreciation for computer equipment based on headcount. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

We believe content is an integral part of our solution and provides our customers with access to broad, current and relevant information critical to their marketing efforts. We expect to continue to make investments in both our own content as well as content acquired from third-parties and to continue to enhance our proprietary information database and enhance our news monitoring and social media monitoring services. We expect that in the remainder of 2014, cost of revenues will increase in absolute dollars and as a percentage of revenues.

Sales and Marketing. Sales and marketing costs are our largest operating expense. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, marketing programs, including lead generation, promotional events, webinars and other brand building expenses and allocated overhead. We expense our sales commissions at the time a subscription agreement is executed by the customer, and we recognize substantially all of our revenues ratably over the term of the corresponding subscription agreement. As a result, we incur sales expense before the recognition of the related revenues. We expect that in the remainder of 2014, sales and marketing expenses will decrease in absolute dollars and as a percentage of revenues.

Research and Development. Research and development expenses consist primarily of compensation for our software application development personnel and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our cloud-based software. Because of our hosted solutions, we are able to provide our customers with a single, shared version of our most recent application, which enables us to have relatively low expenses as compared to traditional enterprise software business models. We expect that in the remainder of 2014, research and development expenses will remain flat in absolute dollars and as a percentage of revenues.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, legal, human resources and administrative personnel, as well as fees for legal, accounting and other consulting services, including acquisition-related expenses, third-party payment processing and credit card fees, facilities rent, other corporate expenses, fair value adjustments to contingent consideration and allocated overhead. We expect that in 2014, general and administrative expenses will increase in absolute dollars and as a percentage of revenues as a result of the merger-related transaction costs associated with our Merger Agreement with GTCR Valor Companies, Inc.

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

We believe that of our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2013, the following accounting policies involve a greater degree of judgment or complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Stock-Based Compensation. We recognize compensation expense for stock option and restricted stock awards based on the fair value of the award and on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest. We apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. We recognize compensation expense for our restricted stock units over an accelerated expense attribution period, which separately recognizes compensation expense for each vesting tranche over its vesting period based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. Stock options granted have a 10-year term and generally vest annually over a 4-year period. Restricted stock awards generally vest annually over a 4-year period. In February 2014, we granted restricted stock units to certain members of our executive team which are contingent upon achievement of pre-determined performance-based criteria. The number of units that will vest range from 0% to 200% of the target shares and is also based upon continued employment of the participant over the vesting period which is three years.

We use the Black-Scholes option pricing model to measure the fair value of stock option awards. We use the daily historical volatility of our stock price over the expected life of the options to calculate the expected volatility and a combination of our historical exercise data with expected future exercise patterns using the average midpoint between vesting and the contractual term to determine the expected term of option awards. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero. We use the quoted closing market price of our common stock on the grant date to measure the fair value of restricted stock awards and restricted stock units. We estimate the fair value of restricted stock units at the date of grant using the quoted closing market price of our common stock on the grant date and the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust the estimate of the fair value of the performance-based restricted stock units if necessary.

Goodwill and Long-Lived Assets. Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We perform our annual impairment assessment on November 1, or whenever events or circumstances indicate impairment may have occurred. We operate under one reporting unit, and as a result, evaluate goodwill impairment based on our fair value as a whole. When assessing goodwill for impairment, we use an income approach based on discounted cash flows to determine the fair value of our reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations. Based on the results of our most recent annual assessment performed on November 1, 2013, we concluded that the fair value of our reporting unit exceeded its carrying amount. We also review the carrying amount of our reporting unit to its fair value based on quoted market prices of our common stock, or market capitalization. Our market capitalization exceeded our carrying amount on November 1, 2013. No events or circumstances occurred from the date of the assessments through March 31, 2014 that would impact our conclusions.

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

	Three Months Ended March 31,
	2013	2014
Revenues	100%	100%
Cost of revenues	21	22

Gross profit	79	78
Operating expenses:
Sales and marketing	58	56
Research and development	7	7
General and administrative	27	23
Amortization of intangible assets	4	4

Total operating expenses	96	90

Loss from operations	(17)	(12)
Interest and other income (expense), net	—	—

Loss before provision for income taxes	(17)	(12)
Provision for income taxes	1	1

Net loss	(18)%	(13)%

Three Months Ended March 31, 2014 and 2013

Revenues. Revenues for the three months ended March 31, 2014 were $45.7 million, a decrease of $588,000, or 1%, from revenues of $46.2 million for the comparable period in 2013. Revenues from our marketing suite product for the three months ended March 31, 2014 were $8.3 million, an increase of $5.5 million, or 192%, from $2.8 million for the comparable period in 2013. For the remainder of 2014, we anticipate revenues related to our marketing suite product will grow as a percentage of total revenues due to our continued emphasis on the product. This increase in revenues was offset by a decrease in revenues from our point products, which have been discontinued or deemphasized because they do not align with our current strategic direction. Revenues from our small business edition product (SBE) decreased $4.3 million from three months ended March 31, 2013 as it was discontinued in May 2013. Revenues from our North Social platform, a stand-alone product that provided Facebook applications for small businesses which was discontinued in February 2014, were $410,000 for the three months ended March 31, 2014, a decrease of $1.1 million from $1.5 million for the comparable period in 2013. Revenues for iContact, a stand-alone ecommerce email marketing product, for the three months ended March 31, 2014 were $11.0 million, a decrease of $1.0 million from $12.0 million for the comparable period in 2013. The decreases in revenues for the SBE product, North Social platform and iContact are due to our broader value creation strategy to focus on selling integrated suites to marketing and public relations professionals and move away from selling non-core point products. Total deferred revenue as of March 31, 2014 was $80.4 million, representing an increase of $2.3 million, or 3%, over total deferred revenue of $78.1 million as of March 31, 2013.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2014 was $10.2 million, an increase of $428,000, or 4%, over cost of revenues of $9.8 million for the comparable period in 2013. The increase in cost of revenues was primarily due to a net increase of $188,000 in employee-related and contracted labor costs, $120,000 in severance costs and $104,000 in depreciation expense. We had 345 full-time employee equivalents in our professional and other support services group at March 31, 2014 compared to 342 full-time employee equivalents at March 31, 2013.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2014 were $25.5 million, a decrease of $1.3 million, or 5%, from sales and marketing expenses of $26.8 million for the comparable period in 2013. The decrease in sales and marketing was primarily due to decreases of $624,000 in employee-related costs primarily related to the shutdown of our sales operations in the Philippines, $463,000 in sales commissions and incentive compensation and $1.2 million in marketing program costs, offset by increases of $490,000 in severance costs and $406,000 in stock-based compensation. We had 572 full-time employee equivalents in sales and marketing at March 31, 2014 compared to 856 full-time employee equivalents at March 31, 2013.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2014 were $3.0 million, an increase of $22,000, or 1%, over research and development expenses of $3.0 million for the comparable period in 2013. For the three months ended March 31, 2013 and 2014, we capitalized $148,000 and $139,000, respectively, of employee-related costs for internally developed software. We had 67 full-time employee equivalents in research and development at March 31, 2014 compared to 66 full-time employee equivalents at March 31, 2013.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 were $10.5 million, a decrease of $1.8 million, or 15%, from general and administrative expenses of $12.3 million for the comparable period in 2013. The decrease in general and administrative was primarily due to a decrease of $3.5 million in expense related to the fair value of the contingent consideration for the acquisition of North Social recorded during the three months ended March 31, 2013. There was no expense incurred during the three months ended March 31, 2014 as the contingent consideration was paid in full in 2013. The decrease was offset by increases of $141,000 in employee-related costs, $130,000 loss on disposal of assets, $1.1 million in merger-related transaction costs and $264,000 in other professional fees. We had 111 full-time employee equivalents in our general and administrative group at March 31, 2014 compared to 106 full-time employee equivalents at March 31, 2013.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2014 was $1.9 million, a decrease of $140,000, or 7%, compared to $2.0 million for the comparable period in 2013. The decrease in amortization expense is primarily attributable to the trade name from the acquisition of PRWeb in 2006 that was fully amortized in the third quarter of 2013.

Other Income (Expense). Other expense for the three months ended March 31, 2014 was $60,000, a decrease of $65,000, or 1,300%, compared to other income of $5,000 for the comparable period in 2013. The decrease is primarily due to changes in foreign currency exchange gains and losses and interest expense from fees for our revolving credit facility.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2014 was $402,000 compared to $439,000 for the comparable period in 2013. Our effective tax rate differs from the U.S. federal statutory rate primarily due to operating losses in U.S. and foreign jurisdictions for which no tax benefit is currently available, an increase in a U.S. deferred tax liability that cannot serve as a source of taxable income for the recognition of a deferred tax asset, non-deductible stock-based compensation, non-deductible merger-related transaction costs and to a lesser extent, state income taxes and certain other non-deductible expenses.

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $38.9 million and net accounts receivable totaling $18.8 million. Our cash equivalents consist of money market funds and certificates of deposit. Cash and cash equivalents held by our international operations totaled $11.0 million at March 31, 2014. Based on our business plan, we expect that cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2014 was $5.9 million, reflecting a net loss of $5.9 million, non-cash charges for depreciation and amortization of $4.4 million, stock-based compensation of $4.0 million and a net change of $5.8 million in accounts receivable and deferred revenue due to our subscription agreements invoiced in 2014. Net cash provided by operating activities is also impacted by changes in other working capital accounts in the ordinary course of business.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014 was $758,000, which resulted from investments in property, equipment and software of $862,000, offset by proceeds from disposal of assets of $104,000.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2014 was $946,000, which primarily resulted from our purchase of 70,901 shares of our common stock at an aggregate cost of $932,000.

We have various non-cancelable operating leases, primarily related to office real estate, that expire through 2023 and generally contain renewal options for up to five years. As of March 31, 2014, minimum required payments in future years under these leases are $2.9 million, $4.0 million, $3.9 million, $2.7 million, $2.0 million and $8.6 million in the remainder of 2014 and in the years 2015, 2016, 2017, 2018, 2019 and thereafter, respectively. As of March 31, 2014, we have a total of $1.2 million in letters of credit outstanding substantially in favor of landlords for certain of our office spaces. These letters of credit expire at various dates through May 2023.

On February 27, 2012, we established a $15.0 million revolving credit facility (Revolver) with a major lending institution which will be available for use until June 30, 2014. The Revolver is intended to be used for general working capital purposes and to provide increased liquidity and financial flexibility. The Revolver has a one-year term, renewable annually and bears interest equal to the BBA LIBOR Daily Floating Rate plus 2.25%. In addition, we pay a monthly fee equal to 0.4% on any unused funds under the revolving credit facility. As collateral for extension of credit under the facility, we granted security interests in favor of the institution of substantially all of our assets and pledged the stock of our directly owned domestic subsidiaries and 65% of the shares of our foreign subsidiaries. As of March 31, 2014, the Revolver was reduced by our outstanding letters of credit of $1.2 million. As such, we had $13.8 million available to borrow under the Revolver.

As of March 31, 2014, $20.0 million remains available for purchases under our stock repurchase program. Although we repurchased stock during the years ended December 31, 2010 and 2011, we may or may not do so in future periods, and our revolving credit facility limits our ability to engage in stock repurchases.

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our cash and cash equivalents together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next twelve months. Our cash requirements in the future may also be financed through our revolving credit facility or additional equity financing. There can be no assurance that financing would come at favorable terms, if at all. In addition, the Merger Agreement includes certain covenants that limit our ability to undertake financing transactions prior to the earlier to occur of the consummation of the Merger or the termination of the Merger Agreement.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2013. Our exposure to interest rate risk has not changed materially since December 31, 2013.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, euro and Philippine peso. As a result, we are exposed to movements in the exchange rates of currencies against the U.S. dollar. Revenues denominated in a foreign currency were approximately 10% and 11% of our total revenues for the year ended December 31, 2013 and for the three months ended March 31, 2014, respectively. Exchange rate fluctuations have not significantly impacted our results of operations and cash flows. Our future results of operations and cash flows may be affected by changes in foreign currency exchange rates. Historically, we have not utilized derivative financial instruments to hedge our foreign exchange exposure; however, we may choose to use such contracts in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 28, 2014, a purported class action lawsuit was brought against us, the members of our Board of Directors, GTCR Valor Merger Sub, Inc. (Purchaser), GTCR Valor Companies, Inc. (Parent) and GTCR, LLC (GTCR), captioned TLC Foundation L.P. v. Vocus, Inc. et al., which we refer to as the (Delaware action). The Delaware action generally alleges that the individual director defendants breached their fiduciary duties to our public stockholders in connection with Parent and Purchaser’s proposed acquisition of us because, among other things, they allegedly failed to maximize value for our stockholders, including by allegedly pursuing a conflicted sales process, agreeing to unfair deal protections, failing to adequately consider other potential acquirors, and failing to fully disclose all material information necessary for our stockholders to make an informed decision regarding the acquisition. The Delaware action also generally alleges that we, GTCR, Parent and Purchaser aided and abetted those alleged violations. The plaintiffs purport to bring the Delaware action on behalf of a class of our stockholders, and seek, among other relief (i) to enjoin the acquisition of us by Parent and Purchaser, (ii) to rescind or, alternatively, award damages to our stockholders to the extent the acquisition has already been implemented, (iii) to require the individual director defendants to disclose all material information relating to the proposed transaction and (iv) to award plaintiff the fees and costs associated with Delaware action. The litigation is in its early stages, therefore, neither the outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses are determinable at this time. We believe that the Delaware action is without merit and intend to defend vigorously against all claims asserted.

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

We sell some of our services to small organizations, including small businesses, associations and non-profits that frequently have limited budgets and may be more likely to be significantly affected by economic downturns than their larger, more established counterparts. Small organizations may be more likely to spend the limited funds that they have on items other than our solutions. Additionally, if small organizations experience economic hardship, they may be unwilling or unable to expend resources on marketing, which would negatively affect demand for our solutions, increase customer attrition and adversely affect our business, revenue, financial condition and results of operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal and state income tax purposes and the utilization of other tax attributes to reduce our Federal and state income tax expense.

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

U.S. federal legislation and the laws of many foreign countries impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our products, particularly our email marketing product, and establishes financial penalties for noncompliance, which could increase the costs of our business.

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

If a third-party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time consuming litigation or expensive licenses, and our business may be harmed.

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

Rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Between January 1, 2011 and December 31, 2013, the number of our full-time equivalent employees increased from 655 to 1,356. We anticipate that additional growth may be required to address increases in our customer base, as well as expansion into new geographic areas.

Our success will depend in part upon the ability of our senior management to manage growth effectively. To do so, we must continue to hire, train and manage new employees as needed. To date, we have not experienced any significant problems as a result of the growth in our headcount, other than occasional office space constraints. However, future growth may place greater strains on our resources. For instance, if our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating new employees as needed, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we add will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

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

From time to time we have been, and may be in the future, subject to litigation. We are currently subject to the lawsuit described in Item 1 of this Form 10-Q. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim or may not provide coverage at all, and there can be no assurance as to the continued availability of this insurance. Any such proceedings may result in substantial costs and divert management’s attention and resources.

Risks Related to our Pending Merger

The announcement and pendency of the Offer and the Merger could adversely affect our business, financial results and operations.

As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” on April 6, 2014, We entered into the Merger Agreement, pursuant to which Purchaser has commenced a tender offer to purchase all of the outstanding Shares, at a price per Share of $18.00, net to the holder of such Share, in cash, without interest and subject to any applicable tax withholding. Following Purchaser’s acceptance of Shares tendered in the Offer, Purchaser will be merged with and into us, and we will survive the Merger as a wholly owned subsidiary of Parent.

The announcement and pendency of the Offer and the Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, vendors and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the Offer and Merger are completed. In particular, we could potentially lose key employees if such employees decide to pursue other opportunities in light of the proposed transaction. We could also potentially lose customers or vendors, new customer or vendor contracts could be delayed or decreased and we may have difficulty in hiring new employees. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

Additionally, we are subject to restrictions set forth in the Merger Agreement on the conduct of our business prior to the consummation of the Merger, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities and otherwise harm our business, financial results and operations.

Failure to consummate the Merger, or a delay in its consummation, could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including the absence of laws or judgments prohibiting or restraining the Merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied.

In addition, the Merger Agreement contains certain termination rights for us and Parent, including our right, in certain circumstances, to terminate the Merger Agreement and accept a Superior Proposal, as that term is defined in the Merger Agreement. We will be required to pay Parent a termination fee equal to $13.0 million if, among other reasons, the Merger Agreement is terminated (i) by us to enter into an acquisition agreement that constitutes a Superior Proposal or (ii) by Parent because our Board of Directors adversely changes its recommendation to stockholders to accept the Offer and tender their Shares to Purchaser in the Offer. If we terminate the Merger Agreement under certain circumstances, Parent will be required to pay us a reverse termination fee equal to $29.0 million.

If the Merger is not consummated, and if there are no other parties willing and able to acquire us on terms acceptable to us, our stock price may decline. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Additionally, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Offer and the Merger, as well as the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than in connection with the Offer and the Merger.

The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

The Merger Agreement contains provisions that could discourage a third party from making an acquisition proposal, or otherwise make it difficult for a third party to acquire us, prior to the consummation of the Merger.

We have agreed not to solicit or initiate discussions with third parties regarding other acquisition proposals and have agreed to certain restrictions on our ability to respond to such proposals, provided that we may enter into discussions concerning, or provide confidential information to persons making, certain unsolicited proposals if our Board of Directors determines that it would be inconsistent with its fiduciary duties not to do so. These provisions may discourage an otherwise-interested third party from considering or proposing to acquire us, even pursuant to a transaction that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

If the Offer and Merger are not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the Offer and Merger are not completed, the Board of Directors may review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, or attempting to implement a sale of all or a portion of our business to either a financial or a strategic buyer. Such alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the Merger, our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, and other variables which may adversely affect our operations.

Stockholder litigation could prevent or delay the closing of the Offer and consummation of the Merger or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of any stockholder litigation that may arise in connection with the Offer and the Merger. Such litigation may adversely affect our ability to consummate the Merger, and could also have a material adverse effect on our financial condition or results of operations.

Risks Related to our Common Stock and the Securities Markets

JMI Equity’s significant ownership interest dilutes the interests of our common stockholders, may discourage, delay or prevent a change in control of our company and grants important rights to JMI Equity.

The 1,000,000 shares of Series A convertible preferred stock that we issued in February 2012 to JMI Equity Fund VI, L.P. (JMI Equity) were immediately convertible into shares of our common stock at an initial conversion rate of 3.0256 shares of common stock per share of Series A convertible preferred stock (subject to customary adjustments, and subject to increase if we fail to fulfill our obligation to redeem the preferred stock on February 24, 2017). The investment currently equates to an ownership interest of approximately 12%, assuming the full conversion of each share of preferred stock into our common stock. Any sales in the public market of the shares of common stock issuable upon such conversion after that date could adversely affect prevailing market prices of our common stock.

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

A significant portion of the voting power of our stock is concentrated in the hands of a few stockholders. As a result, if such persons act together, they may have substantial control over matters submitted to our stockholders for approval, including the election and removal of directors, changes in our capital structure, governance, stockholder approvals and the approval of any merger, consolidation or sales of all or substantially all of our assets. These stockholders may have different interests than the other holders of our stock and may make decisions that are adverse to your interests.

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

In addition to the above, in May 2013, the Board adopted a stockholders rights plan and declared a dividend distribution of one preferred stock purchase right (Right) for each outstanding share of our common stock and 3.0256 Rights for each outstanding share of our Series A Convertible Preferred Stock to stockholders of record at the close of business on May 13, 2013. Our rights plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire our Company and to provide our Board with adequate time to evaluate unsolicited offers. The rights plan may discourage, delay or prevent a change of control or the acquisition of a substantial amount of our common stock and may make any future unsolicited acquisition attempts more difficult. Under the rights plan:

•	each Right entitles registered holders to purchase one one-thousandth of a share of our Series B Junior Participating Preferred Stock at a price of $46.00 per one one-thousandth of a share, subject to adjustment;

•	the Rights will be exercisable only if a person or group acquires 20% or more of our outstanding common stock (subject to certain exceptions), or if a person or group announces a tender or exchange offer, resulting in beneficial ownership of 20% or more of the outstanding common stock. The Rights also will be exercisable if a person or group that already beneficially owns or has the right to acquire 20% or more of our outstanding common stock acquires additional shares equal to 1% or more of our then outstanding common stock (except in the case of a certain stockholder who, under limited circumstances, is permitted to beneficially own more than 20%, but less than 25%, of our outstanding common stock, subject to certain exceptions); and

•	the rights plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our Board does not believe are in our best interests and those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

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

Sale of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program for up to $30.0 million of our shares of common stock, and in August 2011 authorized up to an additional $30.0 million. The shares may be purchased from time to time in the open market, and there is no expiration date specified for the program. During the three months ended March 31, 2014, we did not purchase any shares of our common stock under the program. As of March 31, 2014, $20.0 million remained available for purchases under the program; however, the terms of our revolving credit facility limit the dollar value of shares that we may purchase.

The following table sets forth a summary of our purchases of our common stock during the three months ended March 31, 2014, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
January 1 – January 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	4,077	$12.22	—	N/A
February 1 – February 28
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	42,919	$13.09	—	N/A
March 1 – March 31
Share repurchase program(1)	—	—	—	$20,000,520
Employee transactions(2)	23,905	$13.40	—	N/A

(1)	There were no shares purchased though our publicly announced share repurchase program during the three months ended March 31, 2014.
(2)	All shares were delivered to us by employees to satisfy the minimum statutory tax withholding obligations with respect to the taxable income recognized by these employees upon the vesting of their stock awards.

Item 6.	Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger by and among GTCR Valor Companies, Inc., GTCR Valor Merger Sub, Inc. and Vocus, Inc., dated as of April 6, 2014.(6)

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Second Amended and Restated Bylaws.(2)

3.3	Amendment to Second Amended and Restated Bylaws.(5)

4.1	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

4.2	Certificate of Designation of Series B Junior Participating Preferred Stock as of May 13, 2013.(4)

4.3	Rights Agreement, dated May 13, 2013, between Vocus, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.(4)

4.4	First Amendment to Rights Agreement, dated April 6, 2014, between Vocus, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.(6)

4.5	Letter Agreement, dated May 13, 2013, between Vocus, Inc. and JMI Equity Fund VI, L.P.(4)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 18, 2012.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on May 13, 2013.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on August 30, 2013.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on April 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCUS, INC.

By:	/s/ Richard Rudman
Richard Rudman
Chief Executive Officer, President and Chairman

By:	/s/ Stephen Vintz
Stephen Vintz
Executive Vice President and Chief Financial Officer

Date: April 29, 2014

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger by and among GTCR Valor Companies, Inc., GTCR Valor Merger Sub, Inc. and Vocus, Inc., dated as of April 6, 2014.(6)

3.1	Fifth Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

3.3	Amendment to Second Amended and Restated Bylaws.(5)

4.1	Certificate of Designation of Series A Convertible Preferred Stock as of February 24, 2012.(3)

4.2	Certificate of Designation of Series B Junior Participating Preferred Stock as of May 13, 2013.(4)

4.3	Rights Agreement, dated May 13, 2013, between Vocus, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.(4)

4.4	First Amendment to Rights Agreement, dated April 6, 2014, between Vocus, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.(6)

4.5	Letter Agreement, dated May 13, 2013, between Vocus, Inc. and JMI Equity Fund VI, L.P.(4)

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form S-8 of Vocus, Inc. (Registration No. 333-132206) filed with the Securities and Exchange Commission on March 3, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on December 18, 2012.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on February 28, 2012.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on May 13, 2013.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on August 30, 2013.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of Vocus, Inc. filed with the Securities and Exchange Commission on April 7, 2014.